Form 10-Q
period 1999-12-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2000-03-09
CIK 1095478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended                 DECEMBER 31, 1999


[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________    to    _________________


                        Commission File Number 000-1095478
                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)


          BERMUDA                                                 98-0155633
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification No.)

 CLARENDON HOUSE, 2 CHURCH STREET
    P.O. BOX HM 1022
  HAMILTON HM DX, BERMUDA                                        NOT APPLICABLE
 (Address of principal executive offices)                           (Zip code)

                                 (441) 295-5950
               (Registrant's telephone number including area code)
                                     ------

                                 NOT APPLICABLE

         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES _X__             NO ___
As of March 6, 2000, 45,864,665 shares of Registrant's common stock, no par value, were outstanding.

                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
                                AND SUBSIDIARIES
                                      INDEX


                                                                                                              PAGE
                                                                                                              ----
PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1999 and June 30, 1999                                   3

Condensed Consolidated Statements of Operations for the three month and six month
               periods ended December 31, 1999 and 1998                                                         4

Condensed Consolidated Statements of Cash Flows for the six month periods
               ended December 31, 1999 and 1998                                                                 5

Notes to Condensed Consolidated Financial Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     28
Item 2.  Changes in Securities and Use of Proceeds                                                             28
Item 3.  Defaults upon Senior Securities                                                                       29
Item 4.  Submission of Matters to a Vote of Security Holders                                                   29
Item 5.  Other Information                                                                                     29
Item 6.  Exhibits and Reports on Form 8-K                                                                      29


SIGNATURES                                                                                                     30

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          DECEMBER 31,1999          JUNE 30, 1999
                                                                       -----------------------    ------------------
                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 32,805               $ 3,919
  Receivables, net of allowance of $633 and $255 at
    December 31, 1999 and June 30, 1999, respectively                                  10,198                 6,999
  Inventories                                                                           6,151                 6,339
  Prepaid expenses and other current assets                                             2,226                   844
                                                                                 -------------         -------------
      Total current assets                                                             51,380                18,101

Property and equipment, net                                                             5,479                 5,334
Intangibles, net, and other assets                                                      4,028                 3,133
                                                                                 -------------         -------------
       Total assets                                                                  $ 60,887               $26,568
                                                                                 =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $ 5,857               $ 2,757
   Accrued expenses and other current liabilities                                       2,720                 2,354
   Convertible notes                                                                       --                 8,754
   Other current liabilities                                                            1,067                 2,628
                                                                                 -------------         -------------
        Total current liabilities                                                       9,644                16,493

Other long term liabilities                                                             1,245                 1,275
                                                                                 -------------         -------------
Total liabilities                                                                      10,889                17,768


Shareholders' equity (deficit):
   Convertible preferred shares, $0.83 par value; 56,500,000
     shares authorized at December 31, 1999 and June 30, 1999.
     Issued and outstanding 27,006,193 and 20,177,168 shares at
     December 31, 1999 and June 30, 1999, respectively;
     aggregate liquidation preference of  $146,337 and $95,008 at
     December 31, 1999 and June 30, 1999, respectively.                                22,415                16,747
   Common shares, $0.001 par value; 100,000,000 authorized;
     Issued and outstanding 6,340,872 and 5,071,921 shares
     at December 31, 1999 and June 30, 1999, respectively.                                  7                     5
   Additional paid-in capital                                                         171,629               109,712
   Deferred stock compensation                                                        (10,311)               (3,717)
   Services receivable from shareholder                                                (5,139)               (2,071)
   Subscriptions and amounts receivable from shareholders                                (416)               (2,284)
   Accumulated other comprehensive income                                                  92                   128
   Accumulated deficit                                                               (128,279)            (109,720)
                                                                                 -------------         -------------
      Total shareholders' equity                                                       49,998                 8,800
                                                                                 -------------         -------------
           Total liabilities and shareholders' equity                                $ 60,887               $26,568
                                                                                 =============         =============

            See Notes to Condensed Consolidated Financial Statements

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS                                SIX MONTHS
                                                   ENDED DECEMBER 31,                           ENDED DECEMBER 31,
                                                1999                 1998                    1999                1998
                                        -------------         ------------           -------------       -------------
                                                   (UNAUDITED)                                 (UNAUDITED)

Net revenues                                 $  7,030            $  4,097               $  12,407           $   8,584
Cost of revenues                                4,179               3,047                   8,153               5,524
                                         -------------       -------------           -------------       -------------
Gross profit                                    2,851               1,050                   4,254               3,060

Operating expenses:
   Research and development                     4,198               3,891                   7,760               7,763
   Selling, general and
       administrative                           3,285               1,669                   5,372               3,428
   Amortization of deferred stock
       compensation *                           2,495               1,234                   5,819               2,757
                                         -------------       -------------           -------------       -------------
   Total costs and expenses                     9,978               6,794                  18,951              13,948

                                         -------------       -------------           -------------       -------------
Operating loss                                 (7,127)             (5,744)                (14,697)            (10,888)

   Interest expense                               (27)                (46)                 (1,987)                (95)
   Other income, net                              121                  38                     180                 139
                                         -------------       -------------           -------------       -------------
Net loss before income taxes                   (7,033)             (5,752)                (16,504)            (10,844)

   Income tax expense                              --                  --                      --                  --
                                         -------------       -------------           -------------       -------------
Net loss                                       (7,033)             (5,752)                (16,504)            (10,844)

Dividend effect of beneficial
conversion feature to H-1 preferred
shareholders                                       --                  --                  (2,055)                 --
                                         -------------       -------------           -------------       -------------
Net loss attributable to common
shareholders                                 $ (7,033)           $ (5,752)              $ (18,559)          $ (10,844)
                                         =============       =============           =============       =============

Basic and diluted loss per share             $  (1.14)           $  (1.17)              $   (3.19)          $   (2.22)

Weighted average common shares
   used in computing loss per share             6,182               4,910                   5,826               4,877

----------------------------------------------------------------------------------------------------------------------

*AMORTIZATION OF DEFERRED
       STOCK COMPENSATION:
  Cost of revenues                           $    322            $     99               $     775           $     374
  Research and development                      1,426                 407                   2,894               1,243
  Selling, general and administrative             747                 728                   2,150               1,140
                                         -------------       -------------           -------------       -------------
     Total                                   $  2,495            $  1,234               $   5,819           $   2,757
                                         =============       =============           =============       =============

            See Notes to Condensed Consolidated Financial Statements

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                    SIX MONTHS ENDED DECEMBER 31,
                                                                                    1999                      1998
                                                                                         (UNAUDITED)
                                                                            ---------------------------------------
  Net cash used in operating activities                                         $ (9,006)                 $ (5,529)
                                                                            -------------              ------------

Cash flows from investing activities:
   Purchases of property and equipment                                            (1,649)                     (544)
   Investment in licensed technologies                                              (367)                     (188)
   Investment in short-term securities                                                --                        75
                                                                            -------------              ------------
   Net cash used in investing activities                                          (2,016)                     (657)

Cash flows from financing activities:
   Proceeds from issuances of convertible preferred shares
      and warrants                                                                39,590                        --
   Proceeds from issuances of convertible notes and warrants                          --                     1,400
   Principal payments on notes payable                                              (253)                     (236)
   Proceeds from exercise of options                                                 611                       149
   Other long term liabilities                                                       (3)                       (20)
                                                                            -------------              ------------
  Net cash provided by financing activities                                       39,945                     1,293
                                                                            -------------              ------------

Effect of exchange rate changes on cash and short-term investments                   (37)                     (60)
                                                                            -------------              ------------

Net increase (decrease) in cash and cash equivalents                              28,886                    (4,953)
Cash and cash equivalents at beginning of period                                   3,919                     7,340
                                                                            -------------              ------------
Cash and cash equivalents at end of the period                                  $ 32,805                  $  2,387
                                                                            =============              ============


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for interest                                        $     95                  $     65
Non-cash investing and financing activities:
  Conversion of convertible notes for preferred stock                           $  8,754                        --
  Exchange of warrants in connection with joint sales agreement                 $  4,121                        --

  Dividend effect of beneficial conversion feature to H1
  shareholders                                                                  $  2,055                        --




            See Notes to Condensed Consolidated Financial Statements

                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles as adopted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.

      These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes included in the Registration Statement on Form F-1 declared effective by the Securities and Exchange Commission on January 28, 2000. The results of operations for the three and six-month periods ended December 31, 1999 are not necessarily indicative of results for the entire fiscal year ending June 30, 2000.

2.       COMPREHENSIVE LOSS

      The components of the Company's total comprehensive loss were (in thousands):


                                                                  Three Months Ended                             Six Months Ended
                                                                       December 31                                  December 31
                                                                    1999        1998                             1999        1998
                                                                       (Unaudited)                                 (Unaudited)
                                                                   --------    --------                         --------    --------
Net loss attributable to common
     shareholders                                                  $ (7,033)   $ (5,752)                       $(18,559)   $(10,844)
Foreign currency
  translation adjustment                                                 41           8                            (36)        (60)
                                                                   --------    --------                         --------    --------

Total comprehensive
loss                                                               $ (6,992)   $ (5,744)                       $(18,595)   $(10,904)
                                                                   ========    ========                         ========    ========

3.       INVENTORIES

         Inventories consist of the following (in thousands):


                                                         December 31, 1999     June 30, 1999
                                                              (unaudited)
Work in Process                                               $  4,185              $  5,290
Finished goods                                                     497                   373
Consignment inventory                                            1,469                   676
                                                                 -----                   ---
                                                              $  6,151              $  6,339
                                                              ========              ========

4.       BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Diluted shares outstanding includes the assumed conversion of preferred stock.

      Pro forma net loss per share has been computed by dividing net loss by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred shares, which were ultimately converted to common shares in conjunction with the initial public offering, as if the conversion occurred at the beginning of the period.

       The computations of earnings per share are as follows (in thousands, except per share data):


                                                                   Three Months Ended            Six Months Ended
                                                                      December 31,                 December 31,
                                                                   1999               1998      1999             1998
                                                                                      (Unaudited)

Net loss attributable to common shareholders                        $(7,033)       $(5,752)     $(18,559)     $(10,844)
Weighted average common shares outstanding                            6,182          4,910         5,826         4,877
Basic and diluted loss per share                                     $(1.14)        $(1.17)       $(3.19)       $(2.22)

Pro forma basic and diluted EPS:
Weighted average common shares outstanding                            6,182          4,910         5,826         4,877
Conversion of preferred shares to common shares                      27,006         19,532        27,006        19,532
                                                                     ------         ------        ------        ------
Pro forma shares outstanding                                         33,188         24,442        32,832        24,409
                                                                     ======         ======        ======        ======
Pro forma basic and diluted loss per share                           $(0.21)        $(0.24)       $(0.57)       $(0.44)

5.       CASH EQUIVALENTS

         Cash equivalents have been classified as available-for-sale securities and consisted of the following (in thousands):


                                                                     December 31, 1999      June 30, 1999
Cash Equivalents                                                           (unaudited)
       Cash................................................              $     77            $   708
       Money market funds..................................                15,457              2,216
       Commercial paper....................................                17,271                995
                                                                         --------            -------
                                                                         $ 32,805            $ 3,919
                                                                         ========            =======

         For all short-term investments, the maturities were less than 90 days as of December 31, 1999 and June 30, 1999, and cost approximates fair market value.

6. TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

         The Company engaged in business transactions with investors and major customers resulting in the following revenue, deferred revenue, and trade receivables (in thousands):


                                                                                  Six months ended December 31,
                                                                                     1999              1998
                                                                                    (Unaudited)
Revenue
   Nortel Networks.......................................................            $3,224            $4,724
   Hutchison Telecommunications..........................................             3,114               382
   HangZhou Topper Electric Corporation..................................             2,068                 0
   ADC Telecommunications/Microcellular Systems, Ltd.(1).................             1,317             2,631

(1) Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999.

         These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

                                                                                  Six months ended December 31,
                                                                                       1999              1998
                                                                                     (Unaudited)
Revenue
   Nortel Networks.......................................................               26%               55%
   Hutchison Telecommunications..........................................               25%                4%
   HangZhou Topper Electric Corporation..................................               17%                0%
   ADC Telecommunications/Microcellular Systems, Ltd.(1).................               11%               31%

(1) Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999.

         Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as a majority of the Company's customers are large, well established companies.

         The following table summarizes information relating to the Company's significant customers with balances greater than 10% of accounts receivable as of:


                                                                                December 31,    June 30,
                                                                                   1999           1999
                                                                                (unaudited)
Accounts Receivable
   Hutchison Telecommunications.......................................              28%             8%
   Nortel Networks....................................................              21%            48%
   HangZhou Topper Electric Corp......................................              20%             5%
   ADC Telecommunications/Microcellular Systems, Ltd.(1)..............              13%             0%


(1) Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999.

7.        CONVERTIBLE NOTES

         In 1999, as part of a bridge financing the Company issued $12,691,830 of convertible notes payable to a group of its preferred and common shareholders in exchange for $12,163,965 in cash and a note receivable of $527,865. The principal amount, together with interest accrued at 8% per annum, was due and payable on December 3, 1999 and automatically converted on September 10, 1999 into 1,872,362 shares of our Series H-1 preferred stock at a price of $7 per share. As an incentive to participate in the convertible note financing, holders of Series A, B, C, D, E, F and G preferred stock ("original preferred stock") who participated at a minimum level based on their respective ownership percentage were entitled to exchange their original preferred stock for A-1, B-1, C-1, D-1, E-1, F-1 and G-1 preferred stock, respectively ("new preferred stock"), whose terms were identical to the original preferred stock, except that the new preferred stock was preferential in liquidation to all original preferred stock. As of June 30, 1999, the convertible notes, including accrued interest of $231,211, amounted to $12,923,041.

8.       PREFERRED SHARES

         In November 1999, the Company completed an offering of 1,526,663 Series I-1 preferred shares to Alcatel for $12,013,304 (net of financing costs $200,000). The Series I-1 contained an $8 per share liquidation preference and converted to common shares on a one-to-one basis on the Company's initial public offering. In connection with the sale of Series I-1 preferred shares, the Company and Alcatel entered into a purchase and distribution agreement whereby Alcatel will market the Company's wireless office network products through their enterprise solutions division.

         In December 1999, the Company sold 2,000,000 Series I-1 preferred shares to Holodeck Limited for $16 million on similar terms as the November 1999 sale of shares to Alcatel. The preferred shares converted to common shares on a one-to-one basis on the Company's initial public offering.


                                                                                          (Dollars In thousands)
                                                                                   Shares       Total Dollars

      Balance June 30, 1999                                                     20,177,168           $ 90,684
      Conversion of bridge financing to Series H1 preferred shares               1,872,362             10,846
      Issuance of Series H1 preferred shares                                     1,430,000              9,244
      Issuance of Series I1 preferred shares                                     3,526,663             28,167
                                                                             --------------      -------------

      Balance December 31, 1999                                                 27,006,193          $ 138,941
                                                                                ==========          =========

9.       COMMITMENTS

         (a) LEASE FOR REDWOOD CITY PREMISES.

         Our existing lease for 28,533 square feet for administrative and engineering facilities in Redwood City expires in September 2002. We vacated these premises and moved to larger facilities in Menlo Park in early March 2000. The scheduled lease payments after January 1, 2000 under our existing lease are as follows (in thousands):

            PERIOD ENDING JUNE 30

                       2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   426
                       2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             907
                       2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             959
                       2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             320
                                                                                                 ---
                              Total Minimum Lease Payments                                   $ 2,612
                                                                                             =======

         Subsequent to December 31, 1999, we subleased a portion of the facilities under our existing lease. The sublease will cover our facility costs for that portion under our existing lease. See "Subsequent Events".

         (b) NEW LEASE FOR ADMINISTRATIVE AND ENGINEERING FACILITIES.

         We signed a new five-year lease commencing December 15, 1999 for about 56,000 square feet in Menlo Park, California for the relocation of our principal administrative and engineering facilities. We relocated our administration and engineering departments to Menlo Park in early March 2000.

         Future minimum lease payments for the new lease are as follows for the fiscal years ending June 30 (in thousands):


         PERIOD ENDING JUNE 30

                      2000  .  . . . . . . . . . . . . . . . . . . . . . . . . . .        $    879
                      2001  .  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,062
                      2002  .  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,145
                      2003  .  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,330
                      2004 and  thereafter.  . . . . . . . . . . . . . . . . . . .           3,704
                                                                                     ---------------
                              Total Minimum  Lease  Payments . . . . . . . . . . .        $ 11,020
                                                                                          ========

         (c) CONTRACT MANUFACTURERS.

         The Company generally commits to purchase products from its contract manufacturers to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of December 31, 1999, the Company had committed to make purchases totaling $4.2 million from these manufacturers in the next 60 days. In addition, in specific instances, the Company may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

10.      GEOGRAPHIC SEGMENT INFORMATION

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The financial information that the CEO reviews are identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: manufacturing and sale of compact mobile wireless network solutions.

11.      SUBSEQUENT EVENTS

       (a) SUBLEASE OF ADMINISTRATIVE AND ENGINEERING PREMISES

       On January 24, 2000 we subleased 18,341 square feet, of our 28,533 square foot leased facility in Redwood City, California. The sublease commences on March 9, 2000 and ends on September 30, 2002, at the same time that our lease ends. The payments received from the sublease will cover our proportionate costs to the landlord under the existing lease.

      (b) INITIAL PUBLIC OFFERING

      On January 28, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form F-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 9,775,000 shares of its common stock (including 1,275,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $13.00 per share ("Offering"). The Offering was managed by Salomon Smith Barney, Banc of America Securities LLC and SG Cowen. Proceeds to the Company, after deduction of the Underwriters' discount and commission, totaled approximately $116.8 million, net of offering costs of approximately $1.35 million.

      Upon completion of the Offering, the Company's preferred stock was converted into 27,006,193 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Statements in this Form 10-Q which are not historical facts are "forward- looking statements" that are subject to known and unknown risks and uncertainties that could cause the results of interWAVE Communications International, Ltd. to differ materially from management's current expectations. These risks and uncertainties include, but are not limited to, the risks relating to interWAVE's history of losses, the expectation of future losses, reliance on a small number of customers, reliance on the purchase commitments of large customers, complexity of products, difficulties in introducing new or enhanced products, compliance with regulations and evolving industry standards, long sales cycles, intense competition, sales to China, management of global operations, the ability to retain and motivate key employees, and the Risk Factors discussed in the initial public offering prospectus dated January 28, 2000, and in the filings and reports made from time to time by interWAVE with the Securities and Exchange Commission. We cannot assure you that future results will be achieved, and actual results could differ materially from expectations, forecasts and estimates. InterWAVE assumes no obligation to update any forward-looking statements, which speak only as of their respective dates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our prospectus dated January 28, 2000. You are encouraged to review such risk factors carefully.

OVERVIEW

         interWAVE Communications International, Ltd. and subsidiaries (the Company) provides compact mobile wireless communications systems using GSM, an international standard for voice and data communications. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. We have designed our systems to serve both wireless office networks and small community networks in a cost-effective manner.

         We are a leading provider of compact wireless communications systems in the Global System for Mobile Communications, or GSM, market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems were initially deployed to add capacity and coverage to existing systems, primarily in Asia. Deployments of community networks began in 1998, primarily in China and Africa. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital.

         We generated net revenues of $17.3 million in fiscal 1999 and $12.4 million in the six months ended December 31, 1999. We incurred net losses of $24.5 million in fiscal 1999 and $18.6 million in the six months ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $128.3 million.

         We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 88% of net revenues in fiscal 1999 and 96% in the six months ended December 31, 1999.

         Currently, our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems and by our direct sales force. The components of sales by providers are as follows:


                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,            FISCAL YEAR ENDED
                                                                     1999                  JUNE 30, 1999
                                                             ----------------------    ----------------------

Communication equipment providers.................................             28%                       61%
System integrators................................................             42%                       23%
Direct sales to wireless providers................................             30%                       16%

         Net revenues outside the United States represented approximately 39% and 21% of total net revenues for the six months ended December 31, 1999 and 1998, respectively. We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

         Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants. The expense is equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $5.8 million and $2.8 million was amortized in the six months ended December 31, 1999 and 1998, respectively. The balance in deferred compensation of $10.3 million at December 31, 1999 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                                 Three Months Ended                   Six Months Ended
                                                                    December 31,                        December 31,
                                                                   1999            1998             1999             1998
                                                                    (Unaudited)                      (Unaudited)
Net revenue                                                      100.0%          100.0%           100.0%           100.0%
Cost of revenue                                                    59.4            74.4             65.7             64.4
                                                             -----------    ------------     ------------     ------------
Gross Margin                                                       40.6            25.6             34.3             35.6
                                                             -----------    ------------     ------------     ------------
Operating Expenses:
   Research and development                                        59.7            95.0             62.6             90.4
   Selling, general and administrative                             46.7            40.7             43.3             39.9
   Amortization of deferred stock
   compensation                                                    35.5            30.1             46.9             32.1
                                                             -----------    ------------     ------------     ------------
Operating loss                                                   (101.3)         (140.2)          (118.5)          (126.8)
Interest and other expense                                          1.3            (0.2)           (14.5)             0.5
Dividend effect to preferred shareholders                            --              --            (16.6)              --
                                                             -----------    ------------     ------------     ------------
Net loss attributable to common shareholders                   (100.0)%        (140.4)%         (149.6)%         (126.3)%
                                                             ===========    ============     ============     ============

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

CONTRACTS WITH ALCATEL AND HUTCHISON

         On October 27, 1999 we entered into a distribution and Original Equipment Manufacturer ("OEM") agreement with Alcatel Business Systems ("Alcatel") of France. Under the agreement, Alcatel will integrate our products, including those that use the Internet protocol, with their corporate office networking products and market them through their enterprise solutions division. Alcatel made minimum purchase commitments through December 2001, and intends to resell our products primarily to their corporate office customers. We agreed to modify our products to contain certain features by various product development milestone dates. Alcatel agreed to purchase minimum amounts of goods and services according to defined specifications in each successive 6-month period beginning January 1, 2000. If we do not meet our product development obligations, the purchase commitments from Alcatel may be lowered or removed entirely, and Alcatel may elect to receive a manufacturing license from us for a fee.

         On December 20, 1999 Holodeck Ltd., an affiliate of Hutchison Telecommunications Group ("Hutchison"), entered into an agreement with us in which Holodeck agreed to purchase our goods and services in Sri Lanka according to defined specifications. We estimate that

Hutchison will purchase about $6.7 million of our products under this agreement in Sri Lanka. In connection with this agreement, we agreed not to sell our WAVEXchange and WAVExpress products to any party other than Hutchison's affiliate in Sri Lanka for three years, and in Mumbai, India until March 31, 2000. If by that date we receive an order from Hutchison for at least $6 million, then we will not supply these products to any third party for three years in Mumbai. This period will be extended two years if at the end of the three-year period Hutchison or its affiliate has placed an order in an aggregate value of $15 million.

         The agreement between us and Hutchison's affiliate may be immediately terminated if we fail to complete the work under the agreement and the failure continues for 45 days after written notice is sent by the affiliate to us.

         In connection with these agreements, Alcatel purchased 1,536,663 of our Series I-1 preferred shares for $12,013,304 in net proceeds and Holodeck Ltd. purchased 2,000,000 of our Series I-1 preferred shares for proceeds of $16,000,000.

NET REVENUES

          Total revenues increased 71.6% from $4.1 million in the second quarter of fiscal 1999 to $7.0 million in the second quarter of fiscal 2000. This increase was primarily due to increased sales to wireless service providers, which increased from $0.2 million in the second quarter of fiscal 1999 to $2.9 million in the second quarter of fiscal 2000. Sales to communications systems providers decreased from $2.6 million to $2.4 million, while sales to systems integrators increased from $1.2 million to $1.7 million.

GROSS MARGIN

         Gross margin increased to 40.6% in the second quarter of fiscal 2000 from 25.6% in the second quarter of fiscal 1999, primarily due to the increased portion of revenue generated from sales directly to wireless service providers, the decreased portion of revenues generated from sales to communications systems providers, and the absorption of fixed costs in higher overall revenue levels. Margins were also favorably impacted by a higher percentage of revenues from specialized networks.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased 7.9% to $4.2 million in the second quarter of fiscal 2000 from $3.9 million in the second quarter of fiscal 1999. The increase in the second quarter of fiscal 2000 is primarily due to an increase in the number of employees engaged in development activities.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 96.8% to $3.3 million in the second quarter of fiscal 2000 compared to $1.7 million in the comparable period in the prior year. We substantially strengthened our senior management team in the six months ended December 31, 1999, with the entire team on board during the second quarter. The President and Chief Operating Officer, the Executive Vice President and Chief Financial Officer, the Vice President of Engineering, the Vice President of Operations and the Vice President of Product Marketing joined InterWave as employees during the first two quarters of fiscal 2000. Additional personnel in selling, marketing, general and administrative activities, increases in the allowance for doubtful accounts, and non-cash amortization charges ascribed to warrants issued in September 1999 in conjunction with a distribution agreement also increased selling, general and administrative expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

         Amortization of deferred stock compensation increased 102.2% to $2.5 million in the second quarter of fiscal 2000 from $1.2 million in the second quarter of fiscal 1999. During the second quarter of fiscal 2000, options to purchase 886,000 common shares were granted at an average exercise price of $6.56, resulting in an addition to deferred stock compensation of $0.7 million.
 .

SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES

         Total revenues increased 45% from $8.6 million in the first six months of fiscal 1999 to $12.4 million in the first six months of fiscal 2000. This increase was primarily due to increased sales to wireless service providers and systems integrators, which increased from $0.4 million and $2.6 million respectively in the second quarter of fiscal 1999 to $3.7 million and $5.2 million respectively in the second quarter of fiscal 2000. Sales to communications systems providers decreased from $5.5 million to $3.5 million.

GROSS MARGIN

         Gross margin decreased to 34.3% in the first six months of fiscal 2000 from 35.6 % in the first six months of fiscal 1999, primarily due to the increased portion of revenue generated from sales of our lower margin WAVEXpress/BTS products compared to sales of our higher margin WAVEXchange and Network In A Box products.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development was $7.8 million in each six-month period of fiscal 1999 and 2000. Increases in expenses associated with higher numbers of employees engaged in research and development were offset by decreases in expenses associated with outside engineering services.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 56.7% to $5.4 million in the first six months of fiscal 2000 compared to $3.4 million in the comparable period in the prior year. We substantially strengthened our senior management team in the six months ended December 31, 1999, with the entire team on board during the second quarter. The President and Chief Operating Officer, the Executive Vice President and Chief Financial Officer, the Vice President of Engineering, the Vice President of Operations and the Vice President of Product Marketing joined InterWave as employees during the first six months of fiscal 2000. Additional personnel in selling, marketing, general and administrative activities, increases in the allowance for doubtful accounts, and non-cash amortization charges ascribed to warrants issued in September 1999 in conjunction with a distribution agreement also increased selling, general and administrative expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

         Amortization of deferred stock compensation increased 111.1% to $5.8 million in the first six months of fiscal 2000 from $2.8 million in the first six months of fiscal 1999. During the first six months of fiscal 2000, options to purchase 2,820,000 common shares were granted at an average exercise price of $3.07, resulting in an addition to deferred stock compensation of $12.4 million.

INTEREST EXPENSE

         Interest expense totaled $2.0 million in the first six months of fiscal 2000 as compared to $95,000 in the first six months of fiscal 1999. The increase in fiscal 2000 was due to amortization of the discount ascribed to warrants issued in conjunction with the fiscal 1999 bridge loan financing. The bridge loan notes were converted to Series H1 preferred shares as of September 10, 1999 and the unamortized remaining discount was charged to additional paid in capital.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily through the sale of preferred equity securities and more recently through the sale of secured convertible notes and warrants. In January 2000, we completed the initial public offering of 9,775,000 common shares (including 1,275,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), which generated net proceeds of $116.8 million.

         Net cash used in operating activities was $9.0 million for the first six months of fiscal 2000, and $5.5 million for the same period during fiscal 1999. Net cash used in operating activities increased in the first six months of fiscal 2000 due to a $3.2 million increase in trade receivables on higher net revenues during the period.

         Net cash used in investing activities was $2.0 million for the first six months of fiscal 2000 and $0.7 million for the same period in the prior year. The increase was primarily attributable to higher levels of capital equipment purchased during the first six months of fiscal 2000.

         Net cash provided by financing activities was $39.9 million for the first six months of fiscal 2000 and $1.3 million for the same period during fiscal 1999. In the first six months of fiscal 2000, our financing activities primarily consisted of the issuance of 5.0 million preferred shares for $38.2 million of net proceeds. These preferred shares converted into common shares on a one-to-one basis in conjunction with the January 2000 initial public offering.

         On September 10, 1999 we completed an offering of 1,715,715 shares of H-1 preferred shares and issued warrants to purchase an aggregate of 240,000 shares of common stock at $1 per share to a group of investors in exchange for $11,244,000, net of financing costs of $766,000. The warrants, valued at $1,340,000, were exercised on our initial public offering for 240,000 shares of common stock. The sale of Series H-1 preferred stock resulted in the automatic conversion of our convertible notes and interest into 1,872,362 shares of Series H-1 preferred stock, and the issuance of warrants to purchase 253,874 shares of common stock at $1 per share. The Series H-1 preferred shares converted on a one-to-one basis, and the warrants were exercised, on our initial public offering.

         In September 1999 we issued a warrant to purchase 615,000 common shares at an exercise price of $1 per share to Intasys Corp. and received a warrant to purchase 225,225 shares of Intasys common shares at $3.3125 per share, expiring in August 2002. Intasys exercised the warrant on our initial public offering.

         In November 1999, we completed an offering of 1,526,663 Series I-1 preferred shares to Alcatel in exchange for $12,013,304, net of financing costs of $200,000. The Series I-1 converted on a one-to-one basis on our initial public offering. In connection with the sale of Series I-1 preferred shares, we entered into a purchase and distribution agreement wherein Alcatel will market our wireless office network products through their enterprise solutions division.

         In December 1999, we sold 2,000,000 Series I-1 preferred shares to Holodeck, an affiliate of Hutchison Telecommunications, for $16 million on similar terms as the November 1999 sale of shares to Alcatel. The Series I-1 preferred shares converted on a one-to-one basis on our initial public offering.

         In the first six months of fiscal 1999, our financing activities consisted primarily of issuance of $1.4 million in convertible notes and warrants.

         Although we had no material commitments for capital expenditures as of December 31, 1999, management anticipates continuing increases in our capital expenditures and working capital requirements consistent with our anticipated growth in operations. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we allocate to the continuing development of new products, marketing and selling of our products and other factors. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

RISK FACTORS

         Set forth below and elsewhere in this Form 10-Q and in the other documents that we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. Investing in our common shares involves a high degree of risk. If any of the following risks occur, the market price of our common shares could decline and you could lose all or part of your investment.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE CANNOT BE SURE THAT WE CAN SUCCESSFULLY EXECUTE OUR BUSINESS STRATEGY.

         We did not record revenue from our first product sale until May 1997. We have a limited history of generating significant revenues. Many of our products have only recently been introduced and many of our customers are testing our products for incorporation into live networks. Therefore, you have limited historical financial data and operating results with which to evaluate our business and our prospects. You must consider our prospects in light of the early stage of our business in a new and rapidly evolving market. Our limited operating history may make it difficult for you to assess, based on historical information, whether we can successfully execute our business strategy. If we are unable to successfully execute our business strategy, we would likely not achieve anticipated levels of revenue growth. In this event, we would be unable to achieve profitability or build a sustainable business.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

         As of December 31, 1999, we had an accumulated deficit of $128.3 million. We incurred net losses of approximately $18.6 million and $10.8 million in the six months ended December 31, 1999 and 1998, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

         - the rate of market acceptance of compact mobile wireless systems;

         - our ability to compete successfully against much larger GSM communications equipment providers; and

         -        our ability to continue to expand our customer base.

         Due to these factors, as well as other factors described in this risk factors section, we may be unable to achieve or sustain profitability. If we are unable to achieve or sustain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH MAY CAUSE OUR SHARE PRICE TO DECLINE.

         Our quarterly operating results have fluctuated significantly in the past and are likely to do so in the future. If our operating results do not meet the expectations of securities analysts and investors, our share price is likely to decline. The many factors that could cause our quarterly results to fluctuate include:

         - any delay in our introduction of new products or product enhancements;

         - the size and timing of customer orders and our product shipments, which have typically consisted of a relatively small number of units of wireless network systems at the end of each quarter;

         - the mix of products sold because our various products generate different gross margins;

         - any delay in shipments caused by component shortages or other manufacturing problems, extended product testing or regulatory issues;

         - the timing of orders from and shipments to major customers, including possible cancellation of orders and failure of major customers to meet applicable minimum purchase commitments;

         -        the loss of a major customer;

         -        reductions in the selling prices of our products;

         - cost pressures from shortages of skilled technical employees, increased product development and engineering expenditures and other factors; and

         - customer responses to announcements of new products and product enhancements by competitors and the entry of new competitors into our market.

         Due to these and other factors, our results of operations could fluctuate substantially in the future, and quarterly comparisons may not be reliable indicators of future performance. In addition, because many of our expenses for personnel, facilities and equipment are relatively fixed in nature, if revenues fail to meet our expectations, we may not be able to reduce expenses correspondingly. As a result, we would experience greater than expected net losses. If we experience greater than expected net losses, our share price and the value of your investment would likely decline.

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR MOST OF OUR REVENUES, AND A DECREASE IN REVENUES FROM THESE CUSTOMERS COULD SERIOUSLY HARM OUR BUSINESS.

         A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues in the six months ended December 31, 1999 and December 31, 1998 were as follows:


                                                                         SIX MONTHS ENDED DECEMBER 31,
                                                                              1999                       1998
                                                                                   (UNAUDITED)
Nortel Networks...................................................             26%                        55%
Hutchison Telecommunications (Hong Kong)..........................             25%                         4%
HangZhou Topper Electric Corporation..............................             17%                         0%
ADC Telecommunications/Microcellular Systems, Ltd(1)..............             11%                        31%

(1) Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999.

         Nortel Networks is one of our principal shareholders, and a Nortel Networks employee is a member of our board of directors. ADC Telecommunications and the corporate parent of Hutchison Telecommunications are shareholders of ours. Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999.

         We expect that the majority of our revenues will continue to depend on sales to a small number of customers. If any key customers experience a downturn in their business or shift their purchases to our competitors, our revenues and operating results could decline due to the reduction in sales.

         We expect that for the foreseeable future a significant portion of our net revenues will be derived from sales to Nortel Networks and Alcatel. If our revenues, including those expected from Nortel Networks and Alcatel under our purchase and distribution agreements, are lower than expected, we may not be able to quickly reduce expenses because many of our expenses are fixed in the near term. Nortel Networks and Alcatel have minimum purchase commitments under their respective agreements. We rely on these commitments in making our manufacturing commitments each quarter. We have also committed to Nortel Networks and Alcatel that we will maintain quality, delivery, performance and design standards for our systems. As a result, we bear the risk of carrying excess inventory if Nortel Networks and Alcatel fail to meet their commitments or if we fail to meet ours. From time to time, we have renegotiated minimum quarterly commitments with Nortel Networks, including in the three months ending September 30, 1999. We cannot assure you that these minimum commitments will be met or that they will not be renegotiated in the future. Failure of Nortel Networks or Alcatel to meet minimum purchase commitments could cause our sales, revenues and operating results to decline.

WE CURRENTLY DEPEND ON TWO CONTRACT MANUFACTURERS FOR MOST OF OUR PRODUCTS AND PLAN TO USE ONLY A SINGLE CONTRACT MANUFACTURER IN THE FUTURE AND THIS TRANSITION COULD CAUSE DISRUPTIONS IN OUR BUSINESS.

         We depend on two contract manufacturers for most of our products. We do not have long-term supply contracts with our contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. None of our products are manufactured by more than one supplier, and we do not expect this to change for the foreseeable future.

         We plan to consolidate the manufacture of our products with one of our existing contract manufacturers by the middle of calendar year 2000. We may lose revenue and damage our customer relationships if we do not manage this consolidation effectively.

         There are risks associated with our dependence on contract manufacturers, including the contract manufacturer's control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If we are unable to obtain our products from manufacturers on schedule, revenues from the sale of those products may be delayed or lost, and our reputation, relationship with customers and our business could be harmed. In addition, in the event that a contract manufacturer must be replaced, the disruption to our business and the expense associated with obtaining and qualifying a new contract manufacturer could be substantial. If problems with our contract manufacturers cause us to miss customer delivery schedules or result in unforeseen product quality problems, we may lose customers. As a result, our sales, revenues and our future growth prospects would all likely decline.

BECAUSE SOME OF OUR KEY COMPONENTS COME FROM A SINGLE SOURCE, OR REQUIRE LONG LEAD TIMES, WE COULD EXPERIENCE UNEXPECTED INTERRUPTIONS, WHICH COULD CAUSE OUR OPERATING RESULTS TO SUFFER.

         We believe that a number of our suppliers are sole sources for key components. These key components are complex and difficult to manufacture and require long lead times. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from other suppliers. Supply interruptions could delay product shipments, causing our sales, revenues and operating results to decline.

WE DO NOT TYPICALLY HAVE A SALES BACKLOG AND THEREFORE MAY INCUR EXPENSES FOR EXCESS INVENTORY OR BE UNABLE TO MEET CUSTOMER REQUIREMENTS.

         We do not have a significant backlog because our customers typically give us firm purchase orders with short lead times before requested shipment. However, our contract manufacturers require commitments from us so that they can allocate capacity and be assured of having adequate components and supplies from third parties. Failure by us to accurately estimate product demand could cause us to incur expenses related to excess inventory or prohibit us from meeting customer requirements.

OUR PRODUCTS ARE COMPLEX AND MAY HAVE ERRORS OR DEFECTS THAT ARE DETECTED ONLY AFTER DEPLOYMENT IN COMPLEX NETWORKS, WHICH MAY HARM OUR BUSINESS.

         Our products are highly complex and are designed to be deployed in complex networks. Although our products are tested during manufacturing and prior to deployment, they can only be fully tested when deployed in networks with high-call volume. Consequently, our customers may discover errors after the products have been fully deployed. If we are unable to fix errors or other problems that may be identified in full deployment, we could experience:

         -        costs associated with the remediation of any problems;

         -        loss of or delay in revenues;

         -        loss of customers;

         -        failure to achieve market acceptance and loss of market share;

         -        diversion of deployment resources;

         -        increased service and warranty costs;

         -        legal actions by our customers; and

         -        increased insurance costs.

         In addition, our products often are integrated with other network components. There may be incompatibilities between these components and our products that could significantly harm the service provider or its subscribers. Product problems in the field could require us to incur costs to remedy the problems and subject us to liability for damages caused by the problems. These problems could also harm our reputation and competitive position in the industry.

WE MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF NEW OR ENHANCED PRODUCTS THAT COULD RESULT IN SIGNIFICANT, UNEXPECTED EXPENSES OR DELAY THEIR LAUNCH, WHICH WOULD HARM OUR BUSINESS.

         The development of new or enhanced products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or product enhancements. We must also effectively manage the transition from old products to new or enhanced products. In particular, we are currently developing a system providing voice communication over the Internet for commercial release in fiscal year 2000. We cannot assure you that we will be able to develop, introduce or manage this or any other new products or product enhancements in a timely manner or at all. Failure to develop new products or product enhancements in a timely manner would substantially decrease market acceptance and sales of our products.

FAILURE TO COMPLY WITH REGULATIONS AFFECTING THE TELECOMMUNICATIONS INDUSTRY COULD SERIOUSLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

         Our failure to comply with government regulations relating to the telecommunications industry in countries where our products are deployed and failure to comply with any changes to those regulations could seriously harm our business and results of operations. We have not completed all activities necessary to comply with existing regulations and requirements in some of the countries in which we intend to sell our products. Compliance with the regulations of numerous countries could be costly and require delays in deployments.

OUR FAILURE TO COMPLY WITH EVOLVING INDUSTRY STANDARDS COULD DELAY OUR INTRODUCTION OF NEW PRODUCTS.

         An international consortium of standards bodies is working to establish the specifications of the third generation wireless standard and its interoperability with existing standards. Any failure of our products to comply could delay their introduction and require costly and time consuming engineering changes. After the third generation standard is adopted, any delays in our introduction of third generation products could impair our ability to grow revenues in the future. As a result, we will be unable to achieve or sustain profitability if we do not comply with evolving industry standards.

OUR MARKET OPPORTUNITY COULD BE SIGNIFICANTLY DIMINISHED IN THE EVENT THAT GSM OR ANY SUBSEQUENT GSM-BASED STANDARDS DO NOT CONTINUE TO BE OR ARE NOT WIDELY ADOPTED.

         Our products are designed to utilize only the Global System for Mobile Communications, or GSM, standard. There are other competing standards including code division multiple access, or CDMA, and time division multiple access, or TDMA. We currently do not have plans to offer products that utilize these standards. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, our market opportunity could be significantly limited, which would seriously harm our business.

WE HAVE A LONG SALES CYCLE, WHICH COULD CONTRIBUTE TO FLUCTUATIONS IN OUR RESULTS OF OPERATIONS AND SHARE PRICE.

         Our sales cycle is typically long and unpredictable, making it difficult to plan our business. The long sales cycle also requires us to invest resources in a possible transaction that may not be recovered if we do not successfully conclude the transaction. Factors that affect the length of our sales cycle include:

         - time required for testing and evaluation of our products before they are deployed in a network;

         -        size of the deployment;

         -        complexity of the customer's network environment; and

         - the degree of system configuration necessary to deploy our products.

         In addition, the emerging and evolving nature of the market for the systems we sell may lead prospective customers to postpone their purchasing decisions. General concerns regarding year 2000 compliance may further delay purchase decisions by prospective customers. Our long and unpredictable sales cycle can result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures, which together may contribute to declines in our results of operations and our share price.

INTENSE COMPETITION IN THE GSM WIRELESS MARKET COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUES OR ACHIEVING OR SUSTAINING PROFITABILITY.

         The GSM wireless market is rapidly evolving and highly competitive. We cannot assure you that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition in each of our markets will increase in the future. We currently compete against GSM communications equipment providers such as Ericsson, Lucent, Motorola, Nokia and Siemens. In some market applications, we also compete with our customers Alcatel and Nortel Networks. All of the major GSM communications equipment providers have broad product lines that include at least partial GSM solutions that address our target markets.

         Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and sales and marketing resources than we have. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. Trends toward increased consolidation in the telecommunications industry may increase the size and resources of some of our current competitors and could affect some of our current relationships.

         Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures we face may cause our revenues or growth to decline and may therefore seriously harm our business and results of operations.

IF WE ARE UNABLE TO MANAGE OUR GLOBAL OPERATIONS EFFECTIVELY, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

         Substantially all of our revenue to date has been derived from systems intended for installation outside of the United States. In addition to the regulatory issues discussed previously, our operations are subject to the following risks and uncertainties:

         - legal uncertainties regarding liability, tariffs and other trade barriers;

         - greater difficulty in accounts receivable collection and longer collection periods;

         - costs of staffing and managing operations in several countries;

         -        difficulties in protecting intellectual property rights;

         -        changes in currency exchange rates which may make our U.S.
                  dollar-denominated products less competitive in global markets;

         -        the impact of recessions in global economies; and

         -        political and economic instability.

         We expect to establish manufacturing operations in China during calendar year 2000 which may subject us to all of the risks listed above, particularly the difficulty of protecting intellectual property rights.

WE HAVE EXPERIENCED AN INCREASE IN SALES TO COMPANIES IN THE PEOPLE'S REPUBLIC OF CHINA. FUTURE SALES IN CHINA WILL BE SUBJECT TO ECONOMIC AND POLITICAL RISK.

         In the six months ended December 31, 1999, sales to HangZhou Topper Electric, which is located in the People's Republic of China, accounted for 17% of our revenues. Sales in China pose significant additional risks, which include:

         - potential inability to enforce contracts or take other legal action, including actions to protect intellectual property rights;

         - difficulty in collecting revenues and risks related to fluctuations in currency exchange rates, particularly when sales are denominated in the local currency rather than in U.S. dollars;

         - changes in U.S. foreign trade policy towards China which may restrict our ability to export products to or make sales in China, and similar changes in China's policy regarding the U.S.; and

         - changes in government regulation affecting companies doing business in China, either through export sales or local manufacturing operations.

          In the event our revenue levels from sales to China increase, we will become increasingly subject to these risks. The occurrence of any of these risks would harm our revenues from China and could in turn cause our revenues or growth to decline and harm our business or the results of our operations.

IF WE FAIL TO IMPROVE OUR OPERATIONAL SYSTEMS AND CONTROLS TO MANAGE FUTURE GROWTH, OUR BUSINESS COULD BE SERIOUSLY HARMED.

         We plan to continue to expand our operations significantly to pursue existing and potential market opportunities. This growth places significant demands on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that we may need to expand our principal U.S. facilities in the next six to 12 months and we have moved our offices to a different location. Additional expansion could be disruptive to our operations and could delay production or development activities.

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MIGHT NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

         Our business is highly dependent on our ability to attract, retain and motivate qualified technical and management personnel. Competition is intense for qualified personnel in our industry and in Northern California, where most of our engineering personnel are located, and we may not be successful in attracting and retaining these personnel. We do not have non-compete agreements with any of our key employees. We currently do not maintain key person life insurance on any of our key executives. Our success also depends upon the continuing contributions of our key management and our research, product development, sales and marketing and manufacturing personnel. Many of these would be difficult to replace, in particular Dr. Priscilla Lu, our Chief Executive Officer and Chairman of the Board, Ian Sugarbroad, our President and Chief Operating Officer and Thomas Hubbs, our Executive Vice President and Chief Financial Officer.

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

         We cannot assure you that the protection offered by our U.S. patents will be sufficient or that any of our pending U.S. or foreign patent applications will result in the issuance of patents. In addition, competitors in the United States and other countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent or interfere with our ability to make and sell our products in the U.S. and/or abroad. Unauthorized parties may attempt to design around our patents, copy or otherwise obtain and use our products. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our proprietary rights could worsen our competitive position and therefore cause our revenues and operating results to decline.

         On June 28, 1999, we filed a complaint against JetCell Corporation in the United States District Court for the Northern District of California alleging misappropriation of trade secrets patent infringement. JetCell has filed a series of counterclaims against us, which include allegations of unfair trade practices, unfair competition, defamation, patent misuse and patent invalidity. We are unable to predict the outcome of this litigation and do not expect it to be resolved in the near future. The legal proceedings may be distracting to our management and expensive and the outcome could be adverse to us. An adverse outcome could have a material adverse affect on our financial position. If the outcome is adverse to us, we could also experience more competition or could be required to license our technology, either of which could harm our business and financial results, and have a material adverse affect on our financial position.

CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SIGNIFICANT EXPENSES AND RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS IN PARTICULAR MARKETS.

         From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims could result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, require us to enter into royalty or licensing agreements or prevent us from making or selling certain products. Any of these could seriously harm our operating results. Royalty or licensing agreements, if available, may not be available on commercially reasonable terms, if at all. In addition, in some of our sales agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Costs associated with these indemnification obligations could be significant and could cause our operating results and stock price to decline.

WE MAY NOT BE ABLE TO LICENSE NECESSARY THIRD-PARTY TECHNOLOGY OR IT MAY BE EXPENSIVE TO DO SO.

         From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could seriously harm our competitive position, revenues and growth prospects.

         There are a number of general GSM patents held by different companies, which may impact our technology. We have not received any notice from any third parties that our proprietary assets conflict with or infringe upon the rights of others.

IF WE, OUR SUPPLIERS OR OUR CUSTOMERS FAIL TO BE YEAR 2000 COMPLIANT, OUR BUSINESS COULD BE SEVERELY DISRUPTED.

         On and after January 1, 2000, we have experienced no material disruptions of our operations as a result of year 2000 problems. In addition, we are not aware of any difficulties with our products or services, nor have we experienced any material problems related to products or services provided by critical external parties for our use. We have no reason to believe that year 2000 failures will seriously affect us in the future. However, given the possibility of latent year 2000 defects, we cannot yet be sure that we will not experience year 2000 failures or be affected by third-party year 2000 failures. We will continue to monitor the operations of our computers and micro-processor-based devices for any Year 2000 related problems

         The risk that software or hardware may inaccurately process dates beginning in the year 2000 and beyond presents several potential problems for our business. In particular, we are subject to the following:

         - costs associated with the failure of our products to be year 2000 compliant, including potential warranty or other claims from our customers, which may result in significant expenses to us;

         - shutdowns or slowdowns of our business as a result of a failure of our internal management systems, which could disrupt our business operations;

         - interruption of product or component supplies or a reduction in product quality as a result of the failure of systems used by our contract manufacturers or suppliers; and

         - reductions or deferrals in sales activities as a result of year 2000 compliance problems of our customers.

         Our products may contain undetected errors or defects associated with year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, product liability claims or increased service and warranty costs, any of which could significantly harm our business and operating results. Some industry analysts have predicted significant litigation regarding year 2000 compliance issues. It is uncertain whether or to what extent we may be affected by any litigation.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         FOREIGN EXCHANGE

         Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through December 31, 1999, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

         INTEREST RATES

         We invest our cash in financial instruments, including commercial paper, and repurchase agreements, and in money market funds. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates. We may suffer losses in principal if forced to sell securities, which have seen a decline in market value because of changes in interest rates. We are primarily vulnerable to changes in short-term U.S. prime interest rates.

         No investment securities have maturities exceeding 90 days as of December 31, 1999. Our investments are made in accordance with an investment policy approved by the Board of Directors.

                           PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On June 28, 1999, we filed a complaint against JetCell Corporation in the United States District Court for the Northern District of California (interWAVE Communications International Ltd., v. JetCell Corporation, Case No. C99-3125) alleging misappropriation of trade secrets and infringement of United States Patent Nos. 5,734,979 and 5,818,824. One of the founders of JetCell Corporation is a former employee of interWAVE and JetCell also employs another former employee of interWAVE. The complaint seeks injunctive relief and damages. On July 19, 1999, JetCell filed an answer to the complaint and a series of counterclaims against us. The answer denied the allegations made in the complaint and the counterclaims included allegations against us of unfair trade practices, unfair competition, defamation, patent misuse and patent invalidity. The answer and counterclaims seek injunctive relief, damages, invalidation of our patents and a dismissal of the complaint. On August 9, 1999, we filed an answer to JetCell's counterclaims denying the allegations made in the counterclaims. We are unable to predict the outcome of the litigation and do not expect it to be resolved in the near future. However, if we are unable to settle these proceedings in a satisfactory manner, the legal proceedings may be time consuming and expensive and the outcome could be adverse to us. An adverse outcome could have a material adverse affect on our financial position. If the outcome is adverse to us, we would also experience more competition in our markets and may be required to license technology required for our products, either of which could harm our business and financial results, and have a material adverse affect on our business and results of operations.

         We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. However, other than as described above, we are not currently involved in any material legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

         (a) CONVERSION OF PREFERRED STOCK.

         In 1999, as part of a bridge financing the Company issued $12,691,830 of convertible notes payable to a group of its preferred and common shareholders in exchange for $12,163,965 in cash and a note receivable of $527,865. The principal amount, together with interest accrued at 8% per annum, was due and payable on December 3, 1999 and automatically converted on September 10, 1999 into Series H-1 preferred stock at a price of $7 per share. The preferred stock converted into common shares on a one-to-one basis on the initial public offering subsequent to the end of the quarter ended December 31, 1999.

         (b) RECENT SALES OF UNREGISTERED SECURITIES.

         The following is a summary of transactions by the Company during the quarter ended December 31, 1999 involving sales of the Company's securities that were not registered under the Securities Act:

         - In November and December 1999, we sold a total of 3,526,663 Series I1 preferred shares at a price of $8.00 per share to Alcatel USA, Inc. and Holodeck Limited for an aggregate purchase price of $28,013,304 net of financing costs of $200,000

                  Each Series I1 preferred share was convertible into one common share and all Series I1 preferred shares converted on our initial public offering. These shares were exempt from registration under Rule 506 of the Securities Act since the sale was to a corporation, which is defined as an accredited investor under Rule 501(a)(3) of the Securities Act.

         (c) USE OF PROCEEDS

         Our registration statement on Form F-1 for our initial public offering became effective on January 28, 2000. In the offering, we sold an aggregate 9,775,000 shares of our common stock (including 1,275,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $13.00 per share ("Offering"). Net proceeds from the offering totaled approximately $116.8 million, net of offering costs of approximately $1.35 million.

         We intend to use the proceeds of the offering primarily for additional working capital and other general corporate purposes, including increased research and development, sales and marketing, and general and administrative expenditures.

ITEM 3.  Defaults Upon Senior Securities

            None

ITEM 4.  Submission of Matters to a Vote of Security Holders

            None

ITEM 5.  Other Information

            None.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)      EXHIBITS.

Exhibit 10. Material Contracts.

  10.20   ** Distribution and OEM agreement between interWAVE Communications
             International, Ltd. and Alcatel, dated October 27, 1999

  10.21   ** Lease between Tyco Electronics Corporation and interWAVE
             Communications, Inc. dated November 24, 1999

  10.21.1 Sublease between interWAVE Communications, Inc. and Alter Ego Networks, dated January 24, 2000 with landlord's consent of February 25, 2000

  10.22   ** Base Station System Agreement by and between interWAVE
             Communications International, Ltd. and Lanka Cellular Services
             (Pvt) Limited, dated December 1999
---
 ** Incorporated by reference to the exhibit of the same number to Registrant's registration statement on Form F-1 (SEC File No. 333-92967).

F-1.

Exhibit 27.  Financial Data Schedule

(b)  REPORTS ON FORM 8-K.      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

March 9, 2000                       interWAVE Communications International, Ltd.


                                    By /s/ THOMAS W. HUBBS
                                       -------------------
                                           Thomas W. Hubbs
                                           Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)