Form 10-Q
period 2000-03-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2000-05-12
CIK 1095478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended            MARCH 31, 2000

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________    to  _______________

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

                              YES X     NO
                                  -        -

As of May 8, 2000, 46,561,166 shares of Registrant's common stock, no par value, were outstanding.

                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2000 and  June 30, 1999                                      3

Condensed Consolidated Statements of Operations for the three month and nine month
         periods ended March 31, 2000 and 1999                                                                  4

Condensed Consolidated Statements of Cash Flows for the nine month periods
         ended March 31, 2000 and 1999                                                                          5

Notes to Condensed Consolidated Financial Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     29
Item 2.  Changes in Securities and Use of Proceeds                                                             29
Item 3.  Defaults upon Senior Securities                                                                       30
Item 4.  Submission of Matters to a Vote of Security Holders                                                   30
Item 5.  Other Information                                                                                     30
Item 6.  Exhibits and Reports on Form 8-K                                                                      30

SIGNATURES                                                                                                     30

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           MARCH 31, 2000           JUNE 30, 1999
                                                                       -----------------------    ------------------
                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 79,696             $   3,919
  Short-term investments                                                               48,168                    --
  Receivables, net of allowance of $136 and $ 255
    at March 31, 2000 and June 30, 1999, respectively                                  16,190                 6,999
  Inventories                                                                           6,129                 6,339
  Prepaid expenses and other current assets                                             1,368                   844
                                                                                --------------         -------------
      Total current assets                                                            151,551                18,101

Property and equipment, net                                                             6,171                 5,334
Long-term investments                                                                  15,626                    --
Intangibles, net, and other assets                                                      4,001                 3,133
                                                                                --------------         -------------
       Total assets                                                                  $177,349             $  26,568
                                                                                ==============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $ 7,161             $   2,757
   Accrued expenses                                                                     2,903                 2,354
   Convertible notes                                                                       --                 8,754
   Other current liabilities                                                              956                 2,628
                                                                                --------------         -------------
        Total current liabilities                                                      11,020                16,493

Other long term liabilities                                                             1,767                 1,275
                                                                                --------------         -------------
Total liabilities                                                                      12,787                17,768

Shareholders' equity (deficit):
   Convertible preferred shares, $0.83 par value; 56,500,000 shares authorized at March 31, 2000 and June 30, 1999. Issued and outstanding 20,177,168 shares at June 30, 1999; aggregate liquidation preference of $95,008 at
     June 30, 1999.                                                                        --                16,747
Common shares, $0.001 par value; 100,000,000 authorized;
     Issued and outstanding 46,138,026 and 5,071,921 shares
     at March 31, 2000 and June 30, 1999, respectively.                                    46                     5
   Additional paid-in capital                                                         312,701               109,712
   Deferred stock compensation                                                         (8,176)               (3,717)
   Services receivable from shareholder                                                (4,743)               (2,071)
   Subscriptions and amounts receivable from shareholders                                (416)               (2,284)
   Accumulated other comprehensive income                                                  46                   128
   Accumulated deficit                                                               (134,896)             (109,720)
                                                                                --------------         -------------
      Total shareholders' equity                                                      164,562                 8,800
                                                                                --------------         -------------
           Total liabilities and shareholders' equity                               $ 177,349             $  26,568
                                                                                ==============         =============

            See Notes to Condensed Consolidated Financial Statements

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS                                 NINE MONTHS
                                                  ENDED MARCH 31,                              ENDED MARCH 31,
                                                2000                 1999                    2000                1999
                                         -------------       -------------           -------------       -------------
                                                   (UNAUDITED)                                 (UNAUDITED)
Net revenues                                 $  7,995             $ 4,023                $ 20,401           $  12,607
Cost of revenues                                4,948               3,014                  13,101               8,538
                                         -------------       -------------           -------------       -------------
Gross profit                                    3,047               1,009                   7,300               4,069

Operating expenses:
   Research and development                     5,005               3,183                  12,765              10,946
   Selling, general and
       administrative                           3,669               1,949                   9,041               5,377
   Amortization of deferred stock
       compensation*                            2,135               1,328                   7,954               4,085
                                         -------------       -------------           -------------       -------------
   Total costs and expenses                    10,809               6,460                  29,760              20,408

                                         -------------       -------------           -------------       -------------
Operating loss                                 (7,762)             (5,451)                (22,460)            (16,339)

   Interest expense                               (25)               (121)                 (2,013)               (216)
   Interest income                              1,300                  58                   1,483                 186
   Other expense, net                            (128)                (46)                   (129)                (34)
                                         -------------       -------------           -------------       -------------
Net loss before income taxes                   (6,615)             (5,560)                (23,119)            (16,403)

   Income tax expense                              --                  --                      --                  --
                                         -------------       -------------           -------------       -------------
Net loss                                       (6,615)             (5,560)                (23,119)            (16,403)

Dividend effect of beneficial
conversion feature to H-1 preferred
shareholders                                       --                  --                  (2,055)                 --
                                         -------------       -------------           -------------       -------------
Net loss attributable to common
shareholders                                 $ (6,615)            $(5,560)               $(25,174)          $ (16,403)
                                         =============       =============           =============       =============

Basic and diluted loss per share             $   (.19)            $ (1.11)               $  (1.65)          $   (3.34)

Weighted average common shares
   used in computing loss per share            34,231               4,989                  15,300               4,914
----------------------------------------------------------------------------------------------------------------------
  *AMORTIZATION OF DEFERRED
      STOCK COMPENSATION:
   Cost of revenues                          $    275             $   216                $  1,008               $ 583
   Research and development                     1,232                 627                   4,511               1,791
   Selling, general and administrative            628                 485                   2,435               1,711
                                         -------------       -------------           -------------       -------------
      Total                                  $  2,135             $ 1,328                $  7,954           $   4,085
                                         =============       =============           =============       =============

            See Notes to Condensed Consolidated Financial Statements

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED MARCH 31,
                                                                                    2000                      1999
                                                                                          (UNAUDITED)
                                                                            ---------------------------------------
  Net cash used in operating activities                                        $(15,984)                  $(8,417)
                                                                            -------------              ------------

Cash flows from investing activities:
   Purchases of property and equipment                                           (2,768)                   (1,242)
   Investment in licensed technologies                                             (505)                     (257)
   Investment in securities                                                     (63,894)                       75
                                                                            -------------              ------------
   Net cash used in investing activities                                        (67,167)                   (1,424)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       116,304                        --
   Proceeds from issuances of convertible preferred shares
      and warrants                                                               41,245                        --
   Proceeds from issuances of convertible notes and warrants                         --                     5,095
   Principal payments on notes payable                                             (459)                     (380)
   Proceeds from exercise of options                                              1,821                       258
   Other                                                                             --                       (24)
                                                                            -------------              ------------
  Net cash provided by financing activities                                     158,911                     4,949
                                                                            -------------              ------------

Effect of exchange rate changes on cash and short term investments                   17                        12
                                                                            -------------              ------------

Net increase (decrease) in cash and cash equivalents                             75,777                    (4,880)
Cash and cash equivalents at beginning of period                                  3,919                     7,340
                                                                            -------------              ------------
Cash and cash equivalents at end of the period                                 $ 79,696                   $ 2,460
                                                                            =============              ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for interest                                       $     91                  $    135
Non-cash investing and financing activities:
  Conversion of convertible notes for preferred stock                          $ 10,846                        --
  Conversion of preferred stock and warrants for common stock                  $ 23,595
  Exchange of warrants in connection with joint sales agreement                $  4,121                        --
  Dividend effect of beneficial conversion feature to H1
  Shareholders                                                                 $  2,055                        --

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

     These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes included in the Registration Statement on Form F-1 declared effective by the Securities and Exchange Commission on January 28, 2000. The results of operations for the three and nine-month periods ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year ending June 30, 2000.

2.   INITIAL PUBLIC OFFERING

     On January 28, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form F-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 9,775,000 shares of its common stock (including 1,275,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $13.00 per share ("Offering"). The Offering was managed by Salomon Smith Barney, Banc of America Securities LLC and SG Cowen. Proceeds to the Company, after deduction of the Underwriters' discount and commission, totaled approximately $116.3 million, net of offering costs of approximately $1.9 million.

     Upon completion of the Offering, the Company's preferred stock was converted into 27,929,269 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired.

3.   COMPREHENSIVE LOSS

     The components of the Company's total comprehensive loss were (in thousands):

                                                  Three Months Ended                      Nine Months Ended
                                                      March 31,                               March 31,
                                                  2000               1999                 2000                1999
                                                     (Unaudited)                              (Unaudited)
                                        --------------------------------------- --------------------------------------
Net loss attributable to common
shareholders                                     $ (6,615)           $ (5,560)          $ (25,174)          $ (16,403)
Foreign currency translation adjustment                56                  72                  17                  13
Accumulated unrealized (loss) on
investments                                          (100)                 --                (100)                 --
                                             --------------       -------------      --------------      -------------

Total comprehensive loss                         $ (6,659)           $ (5,488)          $ (25,257)          $ (16,390)
                                             ==============       =============      ==============      =============


4.   INVENTORIES

     Inventories consist of the following (in thousands):

                       March 31, 2000       June 30, 1999
                         (unaudited)
                       --------------       -------------
Work in Process           $  4,164             $  5,290
Finished goods                 882                  373
Consignment inventory        1,083                  676
                          --------             --------
                          $  6,129             $  6,339
                          ========             ========

5.   BASIC AND DILUTED NET LOSS PER SHARE

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

     The computations of earnings per share are as follows (in thousands, except per share data):

                                                                   Three Months Ended           Nine Months Ended
                                                                        March 31,                    March 31,

                                                                   2000          1999           2000          1999
                                                                       (Unaudited)                 (Unaudited)
                                                                -------------------------------------------------------
Net loss attributable to common shareholders                       $(6,615)       $(5,560)     $(25,174)     $(16,403)
Weighted average common shares outstanding                          34,231          4,984        15,300         4,914
Basic and diluted loss per share                                   $  (.19)       $ (1.11)     $  (1.65)     $  (3.34)

Pro forma basic and diluted EPS:
Pro forma shares outstanding                                        46,138         24,546        46,138        24,546
Pro forma basic and diluted loss per share                         $ (0.14)       $ (0.23)     $  (0.55)     $  (0.67)

6.   CASH EQUIVALENTS

     Cash equivalents consisted of the following (in thousands):

                                                                      March 31, 2000     June 30, 1999
Cash Equivalents                                                        (unaudited)
                                                                     ----------------   ---------------
       Cash................................................              $    125            $   708
       Money market funds..................................                18,872              2,216
       Commercial paper....................................                60,699                995
                                                                         --------            -------
                                                                         $ 79,696            $ 3,919
                                                                         ========            =======

7.   TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF
     RISK

     The Company engaged in business transactions with investors and major customers resulting in the following revenue, deferred revenue, and trade receivables (in thousands):

                                                                                  Nine months ended March 31,
                                                                                     2000              1999
                                                                                           (Unaudited)
                                                                                 ------------       ----------
Revenue
   Nortel Networks.......................................................            $7,014            $6,417
   Hutchison Telecommunications..........................................             4,939             1,032
   HangZhou Topper Electric Corporation..................................             3,444                --
   ADC Telecommunications/Microcellular Systems, Ltd.(1).................             1,317             3,405

     (1) Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999.

     These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

                                                                                  Nine months ended March 31,
                                                                                     2000              1999
                                                                                           (Unaudited)
                                                                                 ------------        ---------
Revenue
   Nortel Networks.......................................................               34%               51%
   Hutchison Telecommunications..........................................               24%                8%
   HangZhou Topper Electric Corporation..................................               17%               --
   ADC Telecommunications/Microcellular Systems, Ltd.(1).................                6%               27%

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

     The following table summarizes information relating to the Company's significant customers with balances greater than 10% of accounts receivable as of:

                                                                            March 31, 2000     June 30, 1999
                                                                              (unaudited)
                                                                           ---------------     -------------
Accounts Receivable
   Hutchison Telecommunications.......................................              28%             8%
   Nortel Networks....................................................              30%            48%
   HangZhou Topper Electric Corp......................................              20%             5%
    ADC Telecommunications/Microcellular Systems, Ltd.(1).............               8%             0%

     (1) Microcellular Systems, Ltd. Was created by a spin-off from ADC Telecommunications in May 1999.

8.   CONVERTIBLE NOTES

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

9.   PREFERRED SHARES AND WARRANTS

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

     As of March 31, 2000 there were warrants outstanding to purchase 5,802,473 shares of common stock.

10.  COMMITMENTS

     (a)  LEASE FOR REDWOOD CITY PREMISES.

     The Company's existing lease for 22,171 square feet for administrative and engineering facilities in Redwood City expires in September 2002. We vacated these premises and moved to larger facilities in Menlo Park in early March 2000. The scheduled lease payments after April 1, 2000 under our existing lease are as follows (in thousands):

       Period Ending June 30
       ---------------------
                       2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   196
                       2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             793
                       2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             817
                       2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             208
                                                                                             -------
                              Total Minimum Lease Payments                                   $ 2,014
                                                                                             =======

     The 22,171 square feet was subleased during March, 2000 and ends on September 30, 2002, at the same time that our lease ends. The payments received from the subleases will cover our proportionate costs to the landlord under the existing lease.

     (b)  NEW LEASE FOR ADMINISTRATIVE AND ENGINEERING FACILITIES.

     The Company signed a new five-year lease commencing December 15, 1999 for approximately 56,000 square feet in Menlo Park, California for the relocation for our principal administrative and engineering facilities. We relocated our administration and engineering departments to Menlo Park in early March 2000.

     Future minimum lease payments for the new lease are as follows for the fiscal years ending June 30 (in thousands):

       Period Ending June 30
       ---------------------
                       2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   510
                       2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,062
                       2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,145
                       2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,330
                       2004 and thereafter.  . . . . . . . . . . . . . . . . . . . .           3,704
                                                                                             -------
                            Total Minimum  Lease  Payments . . . . . . . . . . .             $10,751
                                                                                             =======

     (c)  CONTRACT MANUFACTURERS.

     The Company generally commits to purchase products from its contract manufacturers to be delivered within the next 60 days covered by forecasts with cancellation fees. As of March 31, 2000, the Company had committed to make purchases totaling $3.5 million from these manufacturers in the next 60 days. In addition, in specific instances, the Company may agree to assume risk for limited quantities of specialized components with lead times beyond this 60-day period.

11.  GEOGRAPHIC SEGMENT INFORMATION

     In fiscal 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The financial information that the CEO reviews are identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: manufacturing and sale of compact mobile wireless network solutions.

12.  SUBSEQUENT EVENTS

     APPROVAL OF JOINT VENTURE AGREEMENT

     On April 15, 2000, subsequent to the end of the quarter, the Zhejiang Provincial People's Government approved the joint venture agreement with Hangzhou Topper Electric Corporation, Ltd.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Form 10-Q which are not historical facts are "forward-looking statements" that are subject to known and unknown risks and uncertainties that could cause the results of interWAVE Communications International, Ltd. to differ materially from management's current expectations. These risks and uncertainties include, but are not limited to, the risks relating to interWAVE's history of losses, the expectation of future losses, reliance on a small number of customers, reliance on the purchase commitments of large customers, complexity of products, difficulties in introducing new or enhanced products, compliance with regulations and evolving industry standards, long sales cycles, intense competition, sales to China, management of global operations, the ability to retain and motivate key employees, and the Risk Factors discussed in the initial public offering prospectus dated January 28, 2000, and in the filings and reports made from time to time by interWAVE with the Securities and Exchange Commission. We cannot assure you that future results will be achieved, and actual results could differ materially from expectations, forecasts and estimates. interWAVE assumes no obligation to update any forward-looking statements, which speak only as of their respective dates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our prospectus dated January 28, 2000. You are encouraged to review such risk factors carefully.

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

     We generated net revenues of $17.3 million in fiscal year ended June 30, 1999, and $20.4 million in the nine months ended March 31, 2000. We incurred net losses of $24.5 million in fiscal 1999 and $25.2 million in the nine months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $134.9 million.

     We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 88% of net revenues in fiscal 1999 and 96% in the nine months ended March 31, 2000.

     Currently, our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems and by our direct sales force. The components of sales by providers are as follows:

                                                               NINE MONTHS ENDED         FISCAL YEAR ENDED
                                                                 MARCH 31, 2000            JUNE 30, 1999
                                                             ----------------------    ----------------------
Communication equipment providers.................................       37%                    61%
System integrators................................................       36%                    23%
Direct sales to wireless providers................................       27%                    16%

     Net revenues outside the United States represented approximately 37% and 26% of total net revenues for the nine months ended March 31, 2000 and 1999, respectively. We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

     Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants. The expense is equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $8.0 million and $4.1 million was amortized in the nine months ended March 31, 2000 and 1999, respectively. The balance in deferred compensation of $8.2 million at March 31, 2000 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                                Three Months Ended                Nine Months Ended
                                                                     March 31,                         March 31,
                                                                2000           1999             2000             1999
                                                                    (Unaudited)                      (Unaudited)
                                                             -------------------------------------------------------------
Net revenues                                                    100.0%        100.0%           100.0%           100.0%
Cost of revenues                                                 61.9          74.9             64.2             67.7
                                                             -----------    ------------     ------------     ------------
Gross Margin                                                     38.1          25.1             35.8             32.3
                                                             -----------    ------------     ------------     ------------
Operating Expenses:
   Research and development                                      62.6          79.1             62.6             86.8
   Selling, general and administrative                           45.9          48.5             44.3             42.7
   Amortization of deferred stock
      compensation                                               26.7          33.0             39.0             32.4
                                                             -----------    ------------     ------------     ------------
Operating loss                                                  (97.1)       (135.5)          (110.1)          (129.6)
Interest and other expense                                       14.4          (2.7)            (3.2)            (0.5)
Dividend effect to preferred shareholders                          --            --            (10.1)              --
                                                             -----------    ------------     ------------     ------------
Net loss attributable to common shareholders                    (82.7)%      (138.2)%         (123.4)%         (130.1)%
                                                             ===========    ============     ============     ============

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NET REVENUES

     Total revenues increased 98.7% from $4.0 million in the third quarter of fiscal 1999 to $8.0 million in the third quarter of fiscal 2000. This increase was due to increased sales to wireless service providers, which increased from $0.8 million in the third quarter of fiscal 1999 to $1.7 million in the third quarter of fiscal 2000, increased sales to communications systems providers which increased from $2.4 million to $4.1 million, and increased sales to systems integrators which increased from $.8 million to $2.2 million.

GROSS MARGIN

     Gross margin increased to 38.1% in the third quarter of fiscal 2000 from 25.1% in the third quarter of fiscal 1999, due to reduced fixed costs and more efficient absorption of manufacturing overhead due to higher overall revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 57.2% to $5.0 million in the third quarter of fiscal 2000 from $3.2 million in the third quarter of fiscal 1999. The increase in the third quarter of fiscal 2000 is primarily due to an increase in the number of employees engaged in development activities as well as increased facilities expenses.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 88.2% to $3.7 million in the third quarter of fiscal 2000 compared to $1.9 million in the comparable period in the prior year. The increases were due to strengthened executive management, additional personnel, increases in rent expense, legal expenses, one time moving expenses, public and investor relation expenses and non-cash amortization charges ascribed to warrants issued in September 1999 in conjunction with a distribution agreement.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation increased 60.7% to $2.1 million in the third quarter of fiscal 2000 from $1.3 million in the third quarter of fiscal 1999. During the third quarter of fiscal 2000, options to purchase 786,000 common shares were granted at an average exercise price of $12.29, resulting in no additional deferred stock compensation.

JOINT VENTURE CONTRACT WITH HANGZHOU TOPPER ELECTRIC CORPORATION, LTD.

     On February 15, 2000 interWAVE and Hangzhou Topper Electric Corporation, Ltd. signed a Joint Venture Agreement and a Joint Venture Technology Transfer Agreement. The English name of the joint venture will be C*Link Communications, Ltd. The venture will manufacture GSM wireless communications systems. interWAVE will invest about $1.8 million in exchange for 45% of the equity in the joint venture. On April 15, 2000, subsequent to the end of the quarter, the Zhejiang Provincial People's Government approved the joint venture.

INTEREST INCOME

     We had interest income in the third fiscal quarter of $1.3 million as a result of investing the proceeds of our initial public offering.

NINE MONTHS ENDED MARCH 31, 2000 AND 1999

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

NET REVENUES

     Total revenues increased 62% from $12.6 million in the first nine months of fiscal 1999 to $20.4 million in the first nine months of fiscal 2000. This increase was primarily due to increased sales to wireless service providers and systems integrators, which increased from $1.3 million and $3.4 million respectively in the third quarter of fiscal 1999 to $5.4 million and $7.4 million respectively in the third quarter of fiscal 2000. Sales to communications systems providers decreased from $7.9 million to $7.6 million.

GROSS MARGIN

     Gross margin increased to 35.8% in the first nine months of fiscal 2000 from 32.3 % in the first nine months of fiscal 1999, primarily due to the increased portion of revenue generated from wireless service providers and system integrators.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development increased 16.6% to $12.8 million in the first nine months of fiscal 2000 compared to $10.9 million in the comparable period for fiscal 1999. Increases in expenses were primarily due to additional employees engaged in research and development for current period over the preceding fiscal year as well as increased facilities expenses.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 68.1% to $9.0 million in the first nine months of fiscal 2000 compared to $5.4 million in the comparable period in the prior year. The increase was due to strengthened executive management, additional personnel, increases in the allowance for doubtful accounts, rent and moving expenses, legal fees, public and investor relations expenses and non-cash amortization charges ascribed to warrants issued in September 1999 in conjunction with a distribution agreement also increased selling, general and administrative expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation increased 94.7% to $8.0 million in the first nine months of fiscal 2000 from $4.1 million in the first nine months of fiscal 1999. During the first nine months of fiscal 2000, options to purchase 3,646,000 common shares were granted at an average exercise price of $5.04, resulting in an addition to deferred stock compensation of $12.4 million.

INTEREST INCOME

     We had interest income in the first nine months of fiscal 2000 of $1.6 million as a result of investing the proceeds of our initial public offering in the third fiscal quarter.

INTEREST EXPENSE

     Interest expense totaled $2.0 million in the first nine months of fiscal 2000 as compared to $216,000 in the first nine months of fiscal 1999. The increase in fiscal 2000 was due to amortization of the discount ascribed to warrants issued in conjunction with the fiscal 1999 bridge loan financing. The bridge loan notes were converted to Series H1 preferred shares as of September 10, 1999 and the unamortized remaining discount was charged to additional paid in capital.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the sale of preferred equity securities and more recently through the sale of secured convertible notes and warrants. In January 2000, we completed the initial public offering of 9,775,000 common shares (including 1,275,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), which generated net proceeds of $116.3 million.

     Net cash used in operating activities was $16.0 million for the first nine months of fiscal 2000, and $8.4 million for the same period during fiscal 1999. Net cash used in operating activities increased in the first nine months of fiscal 2000 due to increase in net loss before deferred compensation expenses of $4.9 million plus usage of networking capital additions.

     Net cash used in investing activities was $67.2 million for the first nine months of fiscal 2000 and $1.4 million for the same period in the prior year. The increase was primarily attributable to investment in securities purchased during the first nine months of fiscal 2000.

     Net cash provided by financing activities was $158.9 million for the first nine months of fiscal 2000 and $4.9 million for the same period during fiscal 1999. In the first nine months of fiscal 2000, our financing activities primarily consisted of the issuance of 5.0 million preferred shares for $38.2 million of net proceeds and 9.8 million common shares for $116.3 million of net proceeds through a Initial Public Offering January 28, 2000. The preferred shares converted into common shares on a one-to-one basis in conjunction with the January 2000 initial public offering.

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

     In the first nine months of fiscal 1999, our financing activities consisted primarily of issuance of $5.1 million in convertible notes and warrants.

     Although we had no material commitments for capital expenditures as of March 31, 2000, management anticipates continuing increases in our capital expenditures and working capital requirements consistent with our anticipated growth in operations. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we allocate to the continuing development of new products, marketing and selling of our products and other factors. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

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

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     As of March 31, 2000, we had an accumulated deficit of $134.9 million. We incurred net losses of approximately $24.5 million and $25.2 million in the fiscal year ended June 30, 1999 and the nine months ended March 31, 2000, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR MOST OF OUR REVENUES, AND A DECREASE IN REVENUES FROM THESE CUSTOMERS COULD SERIOUSLY HARM OUR BUSINESS.

     A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues in the nine months ended March 31, 2000 and March 31, 1999 were as follows:

                                                                                 NINE MONTHS ENDED MARCH 31,
                                                                             2000                         1999
                                                                                         (UNAUDITED)
Nortel Networks...................................................            34%                         51%
Hutchison Telecommunications (Hong Kong)..........................            24%                          8%
HangZhou Topper Electric Corporation..............................            17%                          0%
ADC Telecommunications/Microcellular Systems, Ltd. (1)............             6%                         27%

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

     We believe that a number of our suppliers are sole sources for key components. These key components are complex and difficult to manufacture and require long lead times. In the event of a reduction or interruption of supply, or a degradation in quality, as many as nine months could be required before we would begin receiving adequate supplies from other suppliers. Supply interruptions could delay product shipments, causing our sales, revenues and operating results to decline.

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

     The development of new or enhanced products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or product enhancements. We must also effectively manage the transition from old products to new or enhanced products. In particular, we are currently developing a system providing voice communication over the Internet for commercial release in calendar year 2000. We cannot assure you that we will be able to develop, introduce or manage this or any other new products or product enhancements in a timely manner or at all. Failure to develop new products or product enhancements in a timely manner would substantially decrease market acceptance and sales of our products.

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

     In the nine months ended March 31, 2000, sales to HangZhou Topper Electric, which is located in the People's Republic of China, accounted for 17% of our revenues. Sales in China pose significant additional risks, which include:

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

IF WE FAIL TO IMPROVE OUR OPERATIONAL SYSTEMS AND CONTROLS TO MANAGE FUTURE GROWTH, OUR BUSINESS COULD BE SERIOUSLY HARMED.

     We plan to continue to expand our operations significantly to pursue existing and potential market opportunities. This growth places significant demands on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that we may need to expand our principal U.S. facilities in the next nine to 12 months and we have moved our offices to a different location. Additional expansion could be disruptive to our operations and could delay production or development activities.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     FOREIGN EXCHANGE

     Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through March 31, 2000, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

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

     Short-term investments consist of maturities greater than 90 days but less than one year; long-term investments consist of securities with maturities greater than one year. Our investments are made in accordance with an investment policy approved by the Board of Directors.

                           PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On June 28, 1999, we filed a complaint against JetCell Inc. in the United States District Court for the Northern District of California (interWAVE Communications International Ltd., v. JetCell Inc., Case No. C99-3125) alleging misappropriation of trade secrets and infringement of United States Patent Nos. 5,734,979 and 5,818,824. Two of the founders of JetCell are former employees of interWAVE. The complaint seeks injunctive relief and damages. On July 19, 1999, JetCell filed an answer to the complaint and counterclaims against us. The answer denied the allegations made in the complaint and the counterclaims included allegations against us of unfair trade practices, unfair competition, defamation, patent misuse and patent invalidity. The answer and counterclaims seek injunctive relief, damages, invalidation of our patents and a dismissal of the complaint. On August 9, 1999, we filed an answer to JetCell's counterclaims denying the allegations made in the counterclaims. We are unable to predict the outcome of the litigation and do not expect it to be resolved in the near future. However, if we are unable to settle these proceedings in a satisfactory manner, the legal proceedings may be time consuming and expensive and the outcome could be adverse to us. An adverse outcome could have a material adverse affect on our financial position. If the outcome is adverse to us, we would also experience more competition in our markets and may be required to license technology required for our products, either of which could harm our business and financial results, and have a material adverse affect on our business and results of operations.

     We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. However, other than as described above, we are not currently involved in any material legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

     (a) CONVERSION OF PREFERRED STOCK.

     In 1999, as part of a bridge financing the Company issued $12,691,830 of convertible notes payable to a group of its preferred and common shareholders in exchange for $12,163,965 in cash and a note receivable of $527,865. The principal amount, together with interest accrued at 8% per annum, was due and payable on December 3, 1999 and automatically converted on September 10, 1999 into Series H-1 preferred stock at a price of $7 per share. The preferred stock converted into common shares on a one-to-one basis on the initial public offering on January 28, 2000.

     (b) RECENT SALES OF UNREGISTERED SECURITIES.

     The following is a summary of transactions by the Company during the nine months ended March 31, 2000 involving sales of the Company's securities that were not registered under the Securities Act:

     - In November and December 1999, we sold a total of 3,526,663 Series I1 preferred shares at a price of $8.00 per share to Alcatel USA, Inc. and Holodeck Limited for an aggregate purchase price of $28,013,304 net of financing costs of $200,000. Each Series I1 preferred share was convertible into one common share and all Series I1 preferred shares converted on our initial public offering. These shares were exempt from registration under Rule 506 of the Securities Act since the sale was to a corporation, which is defined as an accredited investor under Rule 501(a)(3) of the Securities Act.

     (c) USE OF PROCEEDS

     Our registration statement on Form F-1 for our initial public offering became effective on January 28, 2000. In the offering, we sold an aggregate 9,775,000 shares of our common stock (including 1,275,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $13.00 per share ("Offering"). Net proceeds from the offering totaled approximately $116.3 million, net of offering costs of approximately $1.9 million.

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

          None

ITEM 5.  Other Information

          None.

ITEM 6.  Exhibits and Reports on Form 8-K

          None.

Exhibit 27.  Financial Data Schedule

(b) REPORTS ON FORM 8-K.  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

May 9, 2000                        interWAVE Communications International, Ltd.


                                   By /s/ Thomas W. Hubbs
                                      ------------------------------
                                          Thomas W. Hubbs
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)