Form 10-K405
period 2000-06-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2000-09-27
CIK 1095478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER 000-1095478

                            ------------------------

                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)

            BERMUDA                                                 98-0155633
(State or other jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                                identification No.)

CLARENDON HOUSE, 2 CHURCH STREET
        P.O. BOX HM 1022
    HAMILTON HM DX, BERMUDA             NOT APPLICABLE             441-395-5950
(Address of principal executive           (Zip code)            (Telephone Number)
            offices)

              Title of each class                   Name of each exchange on which registered
   COMMON SHARES, PAR VALUE $.001 PER SHARE                          NASDAQ

           Securities registered pursuant to Section 12(g)of the Act:
                    Common Shares, par value $.001 per share
                                (Title of class)

                            ------------------------

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

    Aggregate market value of the voting shares held by non-affiliates of the Registrant, based upon the closing price of $11.75 on September 11, 2000 on the NASDAQ was $361,394,174. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, and person's holding 5% or more of Registrant's Common Shares are affiliates. Number of shares of the Registrant's common shares outstanding at September 11, 2000: 48,451,482.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the Registrant's proxy statement for its Annual Meeting of Shareholders to be held December 8, 2000, are incorporated by reference in
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.

                          2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I
Item 1   Business....................................................      1
         Overview....................................................      1
         Industry....................................................      2
         The interWAVE Solution......................................      5
         Strategy....................................................      6
         Product Lines...............................................      7
         Application of Our Network Systems..........................     10
         Customers...................................................     11
         Sales and Marketing.........................................     11
         Customer Support--Customer Advocacy/Engineering Services....     13
         Research and Development....................................     13
         Proprietary Rights..........................................     14
         Manufacturing...............................................     14
         Competition.................................................     15
         Employees...................................................     16
         Government Regulation.......................................     16
Item 2   Properties..................................................     16
Item 3   Legal Proceedings...........................................     16
Item 4   Submission of Matters to a Vote of Security Holders.........     17

PART II
Item 5   Market for Registrant's Common Equity and Related
           Shareholder Matters.......................................     18
Item 6   Selected Financial Data.....................................     19
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     20
Item 7A  Qualitative and Quantitative Disclosures About Market
           Risk......................................................     38
Item 8   Financial Statements and Supplementary Data.................     39
Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     68

PART
III
Item 10  Directors and Executive Officers of the Registrant..........     69
Item 11  Executive Compensation......................................     69
Item 12  Security Ownership of Certain Beneficial Owners and
           Management................................................     69
Item 13  Certain Relationships and Related Transactions..............     69

PART IV
Item 14  Exhibits, Schedules and Reports on Form 8-K.................     70
         Signatures..................................................     72
         Exhibits....................................................

                                     PART I

ITEM 1. BUSINESS

    WE MAKE MANY STATEMENTS IN THIS REPORT, SUCH AS STATEMENTS REGARDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHERS THAT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF THE FUTURE TENSE OR WORDS SUCH AS "BELIEVE," "ANTICIPATE," "INTEND," "MAY," "EXPECT," "ESTIMATE," "WILL," "CONTINUE," "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY, BECAUSE THEY DISCUSS OUR EXPECTATIONS ABOUT OUR FUTURE PERFORMANCE, CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS AND OUR FUTURE FINANCIAL CONDITION, OR STATE OTHER "FORWARD-LOOKING" INFORMATION. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT WE ARE NOT ABLE TO PREDICT OR OVER WHICH WE HAVE NO CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE WE DISCUSS IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS THAT ARE ADDRESSED IN THIS REPORT.

OVERVIEW

    Interwave Communications International, Ltd., ("we," "us," "the Company," or "interWAVE") is a provider of compact wireless communications systems using GSM, an international standard for voice and data communication. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. We have designed our systems to serve the following applications:

    - WIRELESS OFFICES. Our systems allow wireless users in organizations such as large corporations, government entities and universities to maintain contact with the organization's private telephone network whether the users are in their offices, out of their offices or moving between locations.

    - COMMUNITY NETWORKS. Our systems enable wireless service providers to add capacity in heavy usage areas and to provide telephone service in previously unserved communities.

    - SPECIALIZED NETWORKS. The compact nature of our systems allows innovative uses of these systems in applications previously impossible. These include the deployment for emergency applications, military applications and cellular usage on airplanes.

    Our core product, WAVEXpress, delivers a comprehensive set of wireless network capabilities which are based on the GSM standard. Our patented WAVEXpress systems can serve as:

    - a base station to receive and transmit voice and data signals over radio frequencies;

    - a switch to route voice and data signals to their correct destinations;

    - a base station controller to manage voice and data signals between the base station and the switch; or

    - any combination of these functions depending on our system's hardware and software configuration.

    Our all-in-one solution, the Network In A Box, provides the capabilities of a complete GSM network in an enclosure approximately the size of a personal computer tower. Our system is designed to use the Internet Protocol, the networking standard used to communicate across the Internet. We believe this design provides us with an important competitive advantage because we believe the next generation of wireless standards will be based on the Internet Protocol.

    We market and sell our solutions around the world utilizing a three-tiered sales strategy which includes selling to communications equipment providers, to systems integrators which integrate our systems with the products of other companies and through our own direct sales force. Since 1997 we have sold over 1,800 units which have been installed in 24 countries worldwide. We have established a wide-ranging strategic alliance with Nortel Networks, which accounted for 28% and 51% of our revenues in 2000 and 1999, respectively and which owns 17.1% of our fully diluted shares. We have a strategic alliance with Alcatel Business Systems, which included the purchase of 4.3% of our fully diluted shares. These alliances include purchase and distribution agreements through which both companies market our products to their customers. In addition to Nortel Networks and Alcatel, we have a strategic relationship with Hutchison Whampoa, one of the leading global GSM cellular operators. Hutchison affiliates own 5.5% of our fully diluted shares; Hutchison affiliates have deployed our products in networks in Hong Kong, Sri Lanka, and India.

INDUSTRY

RAPID GROWTH FOR MOBILE WIRELESS COMMUNICATIONS

    In recent years, worldwide demand for mobile wireless communications has increased dramatically. According to The Strategis Group, the worldwide wireless market is expected to grow from 450 million users in 1999 to approximately
1.2 billion by 2004, a compounded annual growth rate of approximately 22%. The increasing availability, functionality and affordability of wireless products and services have driven this rapid growth.

    Changes in the worldwide regulatory environment, including the elimination of monopolies for public communications services, privatization of government-owned communications organizations and competitive licensing of radio frequency spectrum by regulatory authorities, have led to an increase in the number of communications service providers seeking to meet the rapidly growing demand for mobile wireless communications. In Europe, for example, recent European Union directives prohibit member countries from restricting competitive access to mobile and local service after January 1, 1998. In the United States, the Telecommunications Act of 1996 opened local telephone networks to new competition. Similar trends in developing countries are creating significant opportunities for new entrants in the communications market. This increasingly competitive environment is rapidly driving down the prices that end-users pay for services.

COMMUNICATIONS EQUIPMENT MARKET

    Wireless service providers are investing in expanding and upgrading their networks to add capacity and keep pace with the demand for value-added services. These investments are being driven by increased competition, strong subscriber growth and new product innovation. Such investments enable wireless service providers to extend geographic coverage, improve call quality, and deliver enhanced features and services. Despite reductions in the cost of communications equipment, service providers' capital budgets have continued to increase substantially. According to industry sources, the digital wireless communications equipment market is expected to grow from approximately
$38 billion in 1999 to $141 billion in 2003. Growth rates experienced by the industry as a whole may not, however, reflect growth rates that we will experience.

GLOBAL SYSTEM FOR MOBILE COMMUNICATIONS STANDARD

    The GSM standard competes primarily with the code division multiple access standard, or CDMA, the time division multiple access standard, or TDMA, and analog standards. According to The Comprehensive Guide to Wireless Technologies, all of the digital standards, including GSM, CDMA and TDMA, offer clearer voice communications than the older analog standards. We believe that digital standards will attract even more users in the future, as functions such as high-speed data communications become available. The GSM standard allows users to receive text messages and allows users to roam across international boundaries without an interruption in service. The TDMA and CDMA standards provide similar advanced messaging capabilities, but do not allow users to roam internationally because the phones do not have a removable personal identity card, like GSM phones, to identify the user to the network regardless of location. Without this portable identity card, roaming of the user's phone is limited to networks that operate in the same frequency range as the user's home network. Finally, CDMA, which uses a wide frequency range with unique mathematical codes to distinguish different users, does not have a maximum number of calls it can handle at a given time, but rather can accommodate additional calls by slightly degrading the quality of all ongoing calls. GSM and TDMA, which transmit and receive information in predefined time slots in a narrowly defined frequency range, cannot expand the maximum number of calls to accommodate such surges in demand.

    According to The Strategis Group, GSM is the world's most widely accepted digital wireless standard with 290 million users in 1999 and is projected to grow to over 700 million users by 2004. In 1999, GSM accounted for approximately 68% of the world's wireless market while CDMA, TDMA and analog accounted for 9%, 6% and 9% of the world's market, respectively. According to Frost & Sullivan, 154,000 GSM base stations were installed in 1999 and in 2002 they expect 400,000 GSM base stations to be installed. GSM is the dominant standard in Europe as a result of the European Union's decision to endorse a single unifying digital standard in the 1980s. In Asia, the rate of acceptance of the GSM standard is growing rapidly as wireless service providers have selected GSM to offer differentiated services and to increase capacity. On November 1, 1999, the GSM Association and the Universal Wireless Communications Consortium, the governing bodies of the GSM and TDMA standards, respectively, announced an agreement to jointly develop standards that enable GSM and TDMA systems to operate together. International standards organizations are also working to develop the next generation of standards that will replace all three of these technologies.

    Early in the history of the wireless market, analog standards achieved a strong presence in the United States while the GSM standard was being adopted in Europe. According to the Yankee Group, at the end of 1999, 17% of the 86 million wireless users in the United States were using the GSM standard, up from 3% in 1998. They project the total number of users to grow to 200 million in the United States by 2005. Today, although the acceptance of the GSM standard in North America is in its early stages, increased penetration of the GSM standard is being driven by its ability to support international roaming, and will be further driven by its advanced data transmission and messaging capabilities. GSM has been adopted in North America by communications service providers, including Microcell, PacBell VoiceStream, and Powertel. Both CDMA and TDMA also have significant presence in the United States. Sprint PCS and GTE have deployed CDMA. AT&T Wireless has deployed TDMA.

FUTURE WIRELESS STANDARD

    An international consortium of standards bodies is working to establish the specifications of the next generation of wireless standards, often referred to as the third generation wireless standard, and to ensure its interoperability with existing network standards. Since the installed base of wireless networks was not designed to be interoperable with what we expect will be the third generation standard, significant capital expenditures will be required to update these networks. We believe wireless service providers will attempt to preserve their previous investments in infrastructure and will seek incremental solutions that will facilitate upgrading to the third generation wireless standard while ensuring interoperability among disparate networks. Industry analysts expect the third generation standard to use the Internet Protocol to enable high-speed data transmissions over wireless networks. The Internet Protocol is the networking standard used to communicate voice and data across the Internet. Using this protocol in a wireless network would give users access to Internet resources that might otherwise be unavailable and will provide potential cost-savings for operators by allowing them to use existing

Internet Protocol systems. We expect these developments will increase the demand for cost-effective, flexible, wireless networks that can be easily upgraded to the emerging future generation standard. According to The Strategis Group, wireless messaging or data transmission devices in use will expand from 230 million in 2001 to over 1 billion by 2004.

KEY DEVELOPING MARKET OPPORTUNITIES

    Rapid technological innovation is creating new and varied market opportunities in wireless communications.

    WIRELESS OFFICES. Wireless office networks combine the mobility and flexibility of wireless communications with all of the features of traditional wireline networks, and enable organizations such as large corporations, government entities and universities to integrate their private office networks with public wireless networks. This integration enables abbreviated dialing while the user remains within the private office network. After the user leaves the office building, incoming calls are routed to the user's mobile phone via the public wireless network. Wireless office networks can increase productivity by making it possible to reach employees through a single phone number at all times, regardless of location, while providing significant cost savings for the organization. While the competing digital European cordless telephone standard, also known as DECT, had a larger installed base of 1.6 million lines, in wireless offices in Europe, compared to 410,000 lines for GSM, the DECT standard does not permit roaming outside the office premises. While some handset vendors either offer or are considering offering phones that support both DECT and GSM, according to the Yankee Group there is expected to be a limited market for such a product for both technical and economic reasons. The Yankee Group estimates the market for these GSM-based wireless office networks will be 10.9 million distinct phone lines in 2002 in the corporate market alone. The wireless office market enables wireless service providers to expand their customer base, reduce subscriber turnover, provide customized billing and establish a presence from which to offer wireless data networks.

    COMMUNITY NETWORKS. Community networks enable the introduction of wireless service to areas that are currently not served by wireless providers or that may not have any telephone service. Wireless solutions such as wireless local loop networks offer the most cost-effective way to provide telephone service to areas with no current service. Wireless local loop networks are wireless communications systems that connect users to the public telephone network using radio signals as a substitute for traditional landline connections. These markets offer substantial growth potential due to the relatively low level of rural and remote telephone service penetration and the continued need for low-cost communications services. According to Frost and Sullivan, the wireless local loop equipment market is expected to grow from $1.0 billion in 1999 to $3.5 billion in 2005. In addition, the wireless solutions provide a high-value proposition in developing countries since these solutions are generally less expensive because of the lack of an established infrastructure in these countries. To succeed in the community networks market, we believe wireless service providers need to employ network systems that minimize initial capital expenditures while providing the flexibility to scale cost-effectively as demand grows. In addition, wireless service providers need to minimize ongoing operating costs, the largest of which are the charges associated with routing calls through a central switch.

PRIMARY OBJECTIVES OF THE WIRELESS SERVICE PROVIDER

    To better serve their existing user base and to gain market share, wireless service providers are focused on the following primary objectives:

    COST-EFFECTIVE NETWORK DEPLOYMENT. The deployment of traditional wireless networks requires significant capital expenditures. A typical wireless network consists of a switch to route voice and data signals to their correct destinations, multiple base station controllers to aggregate and manage voice and data signals between the switch and the base transceiver station and many base transceiver stations to transmit and receive voice and data signals over radio frequencies. Wireless networks are typically designed to support large user bases. Service providers need cost-effective ways to address smaller user bases. As service providers face increasing price competition, they will depend on communications equipment providers for cost-effective and technologically advanced infrastructure systems.

    EXTENSION OF COVERAGE. In the past, wireless networks have been deployed primarily in urban centers and other heavy usage areas. Increasing demand for improved service over wider geographic areas has prompted wireless service providers to accelerate the expansion of their networks. In addition, wireless service providers are deploying networks in locations where service has previously been inadequate or prohibitively expensive to provide.

    IMPROVED QUALITY OF SERVICE. Currently, wireless networks in metropolitan areas are prone to a lower quality of service when heavy usage causes capacity limits to be exceeded. Furthermore, wireless service in buildings, tunnels and subways is often interrupted or unavailable. Similarly, wireless services in remote areas are often limited due to the lack of a fully-developed wireless infrastructure. Improving the quality of wireless service involves increasing network capacity and capabilities to address current network constraints.

    VALUE-ADDED SERVICES. The extreme competition faced by wireless service providers requires them to offer differentiated, value-added services including the ability to roam across regional, national and international boundaries without an interruption in service, access to high-speed data transmission and other features such as voicemail and caller ID. In order to address increasing competitive pressures, wireless service providers must use flexible systems that enable them to deploy numerous services in a timely and cost-efficient manner.

    As wireless service providers seek to achieve these objectives in an extremely competitive market, they will increasingly require communications equipment providers to develop wireless network solutions that enable the flexible, cost-effective delivery of value-added services and that are capable of being easily adapted to the third generation wireless standard.

THE INTERWAVE SOLUTION

    Our systems offer a number of important advantages to GSM service providers, including:

COMPACT, FLEXIBLE AND MODULAR

    Our WAVEXpress products provide a comprehensive set of GSM network capabilities. We believe that we provide the only commercially available system that supports an entire GSM network within a single enclosure approximately the size of a personal computer tower. The patented WAVEXpress system can serve as a base station, base station controller, switch or any combination of these functions depending on our system's hardware and software configuration. The WAVEXpress product is modular, using only four hardware modules which enable the system to be updated and enhanced by simply exchanging specific hardware modules and upgrading software. Our compact and modular system enables wireless service providers to implement wireless office networks, to fill in coverage blind spots, to increase capacity in heavy usage areas and to provide service to previously unserved areas.

COST-EFFECTIVE NETWORK DEPLOYMENT AND OPERATION

    Our compact, flexible systems enable us to be a price leader, reducing both initial and incremental capital expenditures for network deployment by wireless service providers. The flexible nature of our products enables wireless service providers to rapidly add capacity to their networks. In addition, there are only four WAVEXpress hardware modules, which result in reduced maintenance and training costs, and a reduction in capital necessary to maintain spare parts in inventory. Furthermore, we have a patented switching technology that allows the network to determine whether a call should be directed to its destination by the local network or by a central office. This proprietary switching capability allows a wireless service provider to reduce its dependence on central office switching equipment and increase network efficiency, resulting in lower operating costs.

INTEROPERABILITY WITH EXISTING GSM NETWORKS

    We maintain strict adherence to GSM standards to ensure that our systems are compatible with other communications equipment providers' products. We have proven our systems' interoperability in live networks with equipment from all major communications equipment providers, including Alcatel, Ericsson, Lucent, Nokia, Nortel Networks and Siemens. Our systems are also compatible with existing private telephone systems. Interoperability enables wireless service providers to upgrade their existing systems without having to replace their entire network, facilitating the introduction of new capabilities and services in a timely and cost-effective manner. We plan to maintain our systems' interoperability despite changes to software, equipment configuration, network design and upgrades to the various network standards.

RAPID TIME-TO-MARKET FOR NEW, VALUE-ADDED SERVICES

    Service providers using our wireless network systems can achieve rapid time-to-market for new services which they can offer to new and existing users. Our flexible design enables the system to be readily upgraded through simple hardware additions and software reconfigurations. These features allow service providers to decrease the implementation time required to offer new services to customers. Our WAVEView products also allow for the control of all functions and components of the network through a single management system. This enables service providers to customize and expand service offerings to users without deploying additional systems that require incremental training and testing. Our systems provide small, scalable and low-cost alternatives to expensive digital communications infrastructure equipment. Furthermore, since our systems are based on the Internet Protocol, we believe wireless service providers will be able to easily adapt to the third generation wireless standard through simple software upgrades or specific hardware replacements, instead of time-consuming deployment of and costly investment in new network equipment.

STRATEGY

    Our goal is to be the premier global provider of cost-effective, compact wireless systems in targeted segments of the GSM market. The key elements of our strategy include:

PROVIDE GSM WIRELESS OFFICE SYSTEMS

    We intend to provide cost-effective network systems for large organizations such as corporations, universities and government entities. We have developed a wireless office system that can function as a stand-alone network or as an add-on to a new or existing network. Our system, and specifically our patented switching technology, reduces costs for an organization by allowing a user's calls to any campus to stay inside the organization's network. Nortel Networks and Alcatel are actively marketing our wireless office system.

DELIVER NEXT GENERATION INTERNET PROTOCOL-BASED SOLUTIONS

    Our research and development efforts are focused on using our WAVEXpress products to offer voice and data communications over the Internet using the GSM standard. We plan to capitalize on the flexibility of our system design to speed our customers' transition to the emerging third generation standard once its specifications are finalized. Our fully-functional, GSM voice communications system that uses the Internet Protocol was demonstrated at the February 1999 GSM World Congress.

FURTHER PENETRATE EXISTING MARKET OPPORTUNITIES

    To date, our sales have been predominantly to wireless service providers seeking to fill gaps in coverage, to increase capacity in heavy usage areas and to provide wireless service to previously unserved areas. We believe that these applications will continue to represent a significant market opportunity for our systems. As our customers expand their networks, we plan to generate additional orders. We intend to convert existing trials into large-scale commercial deployments. Currently, we are involved in 16 trials in nine countries. We also believe that our visibility as an early provider of network solutions based on the Internet Protocol will lead to new deployments with new and existing customers. For example, Alcatel has integrated our products based on the Internet Protocol with their corporate office networking products and will be marketing them through their enterprise solutions division.

STRENGTHEN AND EXPAND RELATIONSHIPS WITH COMMUNICATIONS EQUIPMENT PROVIDERS

    We intend to use our strategic relationships with communications equipment providers such as Nortel Networks, Alcatel and Sagem to expand our geographic coverage and increase the market share for our solutions. Our relationships with these equipment providers allow us to benefit from their sales forces selling our products and enable us to reach new customers and strengthen our position with existing customers. Communications equipment providers bundle our solutions with their products to address the needs of wireless service providers. Our sales are also enhanced by equipment providers' abilities to offer service and support for our systems. We believe that strengthening these relationships and selectively establishing new relationships will help us to generate new sales.

USE TECHNOLOGICAL LEADERSHIP TO PROVIDE COMPETITIVE ADVANTAGES FOR WIRELESS
  SERVICE PROVIDERS

    We intend to use our leading-edge technology and intellectual property to expand the capabilities of our network systems, streamline system upgrades and simplify the purchasing process. Furthermore, we intend to update our equipment to use the latest generation Power PC which will provide significantly more processing power and enhance service providers' ability to handle heavy data usage. Upcoming enhancements to our systems include the implementation of a Web-based system to manage wireless networks, which will provide all monitoring, configuration and maintenance capabilities. This will enable rapid emergency response and enhance overall system management. Finally, we intend to develop a Web-based system to enable service providers to configure and purchase our solutions online, streamlining the purchasing process and reducing related purchasing costs.

PRODUCT LINES

WAVEXPRESS

    Our core WAVEXpress product can house any combination of our switch, our base station controller and our base station in a single compact enclosure. The WAVEXpress system is approximately the size of a personal computer tower and weighs less than 50 pounds. Our WAVEXpress product line represented 84%, 80% and 86% of our net revenues for fiscal year ending June 30, 1998, 1999 and 2000, respectively.

    WAVEXCHANGE. The WAVEXchange is a wireless switch that routes calls and is designed to allow the network to process calls locally rather than at a central switch, thereby reducing operating costs. The small size and configurability of the WAVEXchange enable wireless service providers to deploy value-added services rapidly. The WAVEXchange can be integrated with existing private telephone networks. The patented WAVEXchange is the only GSM switch on the market that can act either as a base station controller extension of a central switch or as a local switch, on a call-by-call basis. The WAVEXchange uses standard GSM interfaces and can be configured with up to 16 connections that support up to 4,000 users, depending on the requirements of the network. We began shipping WAVEXchange products in June 1998.

    WAVEXPRESS/BSC. The WAVEXpress/BSC is a compact base station controller that aggregates and manages the communications between the WAVEXpress/BTS and the central switching equipment or a local WAVEXchange switch. The wall-mountable WAVEXpress/BSC, one of the smallest GSM base station controllers on the market, connects to any main switching center supporting the GSM standard. The WAVEXpress can be configured with up to 16 connections depending on the requirements of the network. We began shipping the WAVEXpress/BSC in December 1996.

    WAVEXPRESS/BTS AND TURBOWAVE/BTS. The WAVEXpress/BTS is a base transceiver station which accommodates up to three radios providing up to 22 simultaneous communication channels. Versions of the WAVEXpress/BTS are available in all three GSM frequency bands: 900 Mhz and 1800 Mhz for Europe and Asia and 1900 Mhz for the Americas. The WAVEXpress/BTS connects the user to the network with no need for additional components. In addition, we offer a higher powered version of the WAVEXpress/BTS, the TurboWAVE, which is available in two configurations. The TurboWAVE offers broader geographic coverage with over 20 kilometers of range. In covering a longer range, the TurboWAVE offers the service provider benefits from increased coverage, greater reduction in transmission costs and lower infrastructure costs per user. We began shipping the WAVEXpress/BTS in December 1996 and the TurboWAVE/BTS in December 1997.

    WAVEXPRESS/TURBOMAX. The WAVEXpress/TurboMAX is a high power macro network product for the community market. TurboMAX offers wireless community network service providers a cost-effective, easy-to-install macro network solution with interWAVE's current WAVEXpress micro footprint.

    Designed as an integral part of interWAVE's suite of wireless network products, TurboMAX shares a common hardware platform with increased power and receive sensitivity that seamlessly interoperates with all other major wireless networks. TurboMAX uses 40-watt power amplifiers per transceiver with a unique, patented thermal technology developed initially for military applications. Introduced in July 2000, shipments are expected before the end of the calendar year 2000.

    NETWORK IN A BOX. The Network In A Box offers the ability to support a complete GSM network by integrating the switch, base station controller and base station in a single WAVEXpress unit. The Network In A Box is designed for rapid deployment and provides easy network expansion as usage and coverage requirements increase. Ideally suited for wireless office networks, the Network In A Box can support a stand-alone GSM network or it can integrate with most private telephone networks to provide wireless GSM interoperability with a corporate wireline network. We have a patented switching technology that allows a single Network In A Box to act as a wireless extension to a private telephone network and as an extension to a public wireless network on a call-by-call basis. In remote and rural communities, the Network In A Box enables rapid deployment of GSM capabilities. Since a high percentage of calls stay within the local network, transmission costs associated with dependence on a central switch are minimized. Coverage and capacity can be increased quickly and easily by adding WAVEXpress/BTS and WAVEXpress/BSC units to the network. The Network In A Box can also serve as a cost-efficient GSM starter network allowing wireless service providers to match their infrastructure expenditures to usage growth. We began shipping the Network In A Box in August 1998.

    WAVEXPRESS/BS PLUS. The WAVEXpress/BS Plus combines the functions of a base station controller and base station in a single product. A WAVEXpress/BS Plus can support up to 600 users and up to three external WAVEXpress/BTS base stations to serve up to 2,400 users. We began shipping the BS Plus product in March 2000.

WAVEVIEW

    WAVEVIEW. The WAVEView (OMC) is an operations and management control system for wireless service network components. Our system architecture simplifies the process of deploying new network components, allowing the user to manage all aspects of wireless user profiles. The WAVEView also allows wireless service providers to monitor network faults in real-time and includes a comprehensive help function that guides users through management tasks. We began shipping WAVEView in May 1998. Our WAVEView product line represented 8%, 8% and 10% of our net revenue for fiscal years ending June 30, 1998, 1999 and 2000, respectively.

        PRODUCT NAME                     FUNCTION                   PRODUCT FEATURES
        ------------                     --------                   ----------------
WAVEXchange..................  Wireless switch that routes    Small size, low price per
                               telephone traffic through the  user. Design allows users to
                               GSM network and can also act   increase capacity by adding
                               as a base station controller.  components. Can accomodate up to 4,000 users.

WAVEXpress/BSC...............  Base station controller        Supports up to 16
                               supports from 1 to 16 base     connections.
                               transceiver stations.

WAVEXpress/BTS...............  Base transceiver station that  Accommodates up to three
                               supports the radio interface   radios and 22 channels.
                               between the mobile telephone
                               and the GSM network.

TurboWAVE/BTS................  A WAVEXpress/BTS with high-    Extends range to over 20
                               powered radio transmitters.    kilometers.

WAVEXpress/TurboMAX..........  A macro-network product that   Increases power output to up
                               extends the reach of the       to 25 watts per transceiver.
                               WAVEXpress to provide broader
                               geographic coverage.

Network In A Box.............  All-in-one wireless network    Incorporates all of the
                               that includes the GSM          functionality of the
                               switching, base station        WAVEXchange, WAVEXpress/ BSC
                               control and base transceiver   and WAVEXpress/BTS in a
                               station functions in a single  single enclosure. Supports up
                               enclosure.                     to two radios and 500 users.

WAVEView.....................  Management system that         Operates on a standard UNIX
                               manages multiple base          System with multiple system
                               transceiver stations, base     Administrators. UNIX is an
                               station controllers and        operating system used for
                               switches.                      technical applications
                                                              worldwide. Supports remote
                                                              connection and dial-in
                                                              access.

APPLICATIONS OF OUR NETWORK SYSTEMS

    Our network systems allow wireless service providers to expand capacity and coverage on a permanent or emergency basis, to operate wireless office networks and to provide service to remote and rural areas. The following case studies show how our network solutions have been implemented to create value for wireless service providers:

WIRELESS OFFICE NETWORK

Problem:                 Employees spend little time in offices and have difficulty staying in contact as they travel between campus sites.
                         Corporation wants to Provide abbreviated dialing and other services over a wireless Network, with access to the public network.

InterWAVE Solution:      Network In A Box, WAVEView

Value Proposition:       - increase user base and overall minutes of use.
                         - centralize management of wireline, wireless and data
                           networks.
                         - switch calls at local network level to reduce transmission costs.
                         - create different rate structure from main network.
                         - employees can have same phone number at work and home.

COMMUNITY NETWORKS

Fill-in Capacity
  Coverage
Problem:                 Need to provide wireless service in the subways in Beijing.

InterWAVE Solution:      WAVEXpress/BTS, WAVEXpress/BSC, WAVEView

Value Proposition:       - increase existing customer usage.
                         - improve network coverage.
                         - improve network quality.
                         - small size and ease of installation.

Mobile, Temporary Capacity Expansion
Problem: Wireless service provider wants to deliver service to natural disaster area to aid relief efforts.

InterWAVE Solution:      Network In A Box, WAVEView

Value Proposition:       - enhance humanitarian relief efforts.
                         - increase customer usage.
                         - generate additional roaming revenue.

Rural and Remote Services
Problem:                 Wireless service provider wants to establish cost-effective communications service to rural regions in the Democratic
                         Republic of Congo.

InterWAVE Solution:      WAVEXpress/BTS, WAVEXpress/BSC, WAVEXchange, WAVEView

Value Proposition:       - provide basic telephone services in the Democratic
                           Republic of Congo.
                         - minimize initial capital investment.
                         - allow service provider to add capacity in a cost-effective manner as user base grows.
                         - switch calls at local network level to reduce transmission cost.

CUSTOMERS

    We have developed relationships with communications equipment providers, systems integrators and wireless service providers. The following table identifies our customers, the applications of our products and the intended end users of communications networks employing our products. For the fiscal year ended June 30, 2000, 28% of our revenues were derived from sales to Nortel Networks, 21% were derived from sales to affiliates of Hutchison Telecommunications, and 11% of our revenues were derived from sales to HangZhou Topper Electric Corporation. The other customers listed in the table each represented less than 10% of our revenues for the fiscal year ended June 30, 2000.

          CUSTOMER                      APPLICATION                     END USERS
          --------                      -----------                     ---------
COMMUNICATIONS EQUIPMENT
  PROVIDERS:
Nortel Networks..............  - Rural and remote community   - Wireless users in
                                 networks                       developing countries
Alcatel......................  - Wireless office networks     - Large organizations

SYSTEMS INTEGRATORS:
Microcellular Systems,
  Ltd.(1)....................  - Fill-in capacity             - Subway passengers in
                                                                Beijing
HangZhou Topper Electric
  Corporation................  - Mobile, temporary capacity   - Dislocated people and
                                 expansion                      emergency workers in
                                                                disaster areas
DaTang.......................  - Rural and remote community   - Wireless users in
                                 networks                       developing countries
China Wireless Limited.......  - Rural and remote community   - Wireless users in
                                 networks                       developing countries
Cell-Tel.....................  - Military and other           - Military personnel and
                                   specialized networks           other users of secure
                                                                wireless networks

WIRELESS SERVICE PROVIDERS:
Hutchison Telecommunications
  (Hong Kong)................  - Fill-in capacity             - Wireless users in Hong Kong
Lanka Cellular Services
  Ltd........................  - Urban and rural community    - Wireless users in Sri Lanka
                                 networks
Hutchison MAX................  - Urban and rural community    - Wireless users in India
                                 networks

------------------------

(1) Created by a spin-off from ADC Telecommunications, Inc. in May 1999, and acquired by us in July 2000. See Note 15 to our Consolidated Financial Statements--Subsequent Events.

SALES AND MARKETING

    We market and sell our solutions around the world utilizing a three-tiered sales strategy which includes selling to communications equipment providers, to systems integrators that integrate our systems with the products of other companies and through our own direct sales force.

    We currently have live systems which are deployed in Australia, Austria, Central African Republic, China, Democratic Republic of Congo, France, Gambia, Germany, Greece, Hong Kong, India, Italy, Japan, Kosovo, Somalia, Sri Lanka, Taiwan, Tajikistan, Thailand, the United Kingdom and the United States. We also have trial systems that are deployed in Australia, Canada, China, France, Portugal, South Africa, Taiwan, the United Kingdom and the United States.

COMMUNICATIONS EQUIPMENT PROVIDERS

    NORTEL NETWORKS. In March 1998, we entered into a five-year purchase and distribution agreement with Nortel Networks. According to the terms of the agreement, Nortel agrees to purchase a specified volume of our products to meet quarterly purchase commitments. In addition, the agreement lists certain features that our products must contain by various milestone dates. The agreement precludes us from entering into similar agreements with two telecommunications companies until January 2001.

    The agreement was amended in April 1999 with respect to Nortel Networks' obligations to meet specific quarterly purchase commitments and to specify our requirements to meet certain product development milestones that are important to Nortel Networks. In the first nine quarters since the original agreement was executed, Nortel Networks has purchased nearly $20 million of our products.

    The agreement with Nortel Networks is one of a number of agreements executed as part of a strategic alliance between our two companies. We also entered into a patent license agreement whereby we acquired a license to certain GSM patents held by Nortel Networks and a technical information agreement whereby services for systems testing facilities and equipment are provided. We have entered into a number of financing transactions with Nortel Networks. Nortel Networks has made an aggregate investment of $29.5 million in our company consisting of $25.0 million in cash and delivery of license and technical information agreements valued at $4.5 million. Assuming the exercise of all outstanding warrants held by Nortel Networks, they own approximately 17.1% of our common shares.

    ALCATEL. In July 1998, we entered into a two-year, non-exclusive purchase and distribution agreement with Alcatel CIT. This agreement targeted specific wireless service providers located in Western Europe where Alcatel has a significant supplier presence. In November 1999, we entered into a new two-year, non-exclusive purchase and distribution agreement with Alcatel Business Systems. Under this agreement, Alcatel will integrate our products, including our product based on the Internet Protocol, with their corporate office networking products and market them through Alcatel's enterprise solutions division to their mobile operator customers. Alcatel, which has minimum purchase commitments through December 2001 under the agreement, intends to resell our products primarily to their corporate office customers. Under the Agreement, we agree to modify our products to contain certain features by various milestone dates.

    In November 1999, Alcatel invested approximately $12.2 million in our company by purchasing for cash approximately 1.5 million preferred shares at $8.00 per share. In January 2000, Alcatel purchased an additional 500,000 common shares at $13.00 per share as part of our initial public offering. As a result, Alcatel currently owns approximately 4.3% of our fully diluted shares. Through June 30, 2000, Alcatel had purchased approximately $3.8 million of our products and services.

SYSTEMS INTEGRATORS

    ADC TELECOMMUNICATIONS/MICROCELLULAR SYSTEMS. In early 1997, we entered a four-year, non-exclusive distribution agreement with ADC
Telecommunications, Inc., which led to nearly $9.8 million in revenue between 1997 and early 1999. In May 1999, ADC Telecommunications assigned the agreement to Microcellular Systems, Ltd., a company started by former ADC Telecommunications mobile systems division employees. Microcellular Systems, headquartered in the U.K., is targeted at providing systems integration and service/support to specific key wireless service providers in Western Europe. Microcellular Systems accounted for $1.3 million of our revenue representing 4% of our net revenue for the fiscal year ended June 30, 2000. Microcellular is not currently obligated to meet any minimum volume purchase commitments. ADC Telecommunications also provided us with development support and testing services. Between July 1998 and March 1999, we worked closely with the company to jointly develop products for the North American market. In conjunction with this activity, ADC Telecommunications acquired 360,000 shares of our preferred shares in exchange for development services valued at approximately
$2.5 million. This agreement concluded in May 1999.

    HANGZHOU TOPPER ELECTRIC CORPORATION. In June 1999, we began selling our products in China to HangZhou Topper Electric, a private company incorporated in China. We have sold $3.8 million of our products to HangZhou Topper Electric through June 2000. We have entered into a joint venture agreement with HangZhou Topper Electric whereby the joint venture will manufacture our products for the Chinese market, as well as develop new products. HangZhou Topper Electric is not currently obligated to meet any minimum volume purchase commitments.

DIRECT SALES

    We established a direct sales presence in Hong Kong in late 1995 and in Paris in mid-1996. We have established a five-year cooperation agreement with Telstra, headquartered in Australia. We have a multi-year cooperation agreement with France Telecom, headquartered in Paris, providing us with information sharing opportunities with France Telecom. Through wireless service providers, Hutchison Telecommunications (Hong Kong), a unit of Hutchison Whampoa, Total Access Communications, a subsidiary of UCOM Group of Thailand, Lanka Cellular Services Limited, an affiliate of Hutchison Telecommunications International, and Hutchison MAX, we have deployed our network solutions in Hong Kong, Bangkok, Sri Lanka and India, respectively.

    HUTCHISON TELECOMMUNICATIONS GROUP. We began deploying our products in Hong Kong with Hutchison Telecommunications Group in 1997. In December 1999, we executed a contract with an affiliate of Hutchison Telecommunications Group to deploy our products in Sri Lanka. In addition, Holodeck Limited, an affiliate of Hutchison Telecomunications Group and a wholly-owned subsidiary of Hutchison Whampoa, purchased for cash 2 million preferred shares at $8.00 per share. As a result, Holodeck Limited increased its beneficial ownership to 2.6 million shares, or 5.5% of our outstanding shares.

    In connection with our contract with an affiliate of Hutchison Telecommunications Group to sell our products in Sri Lanka and India, we entered into an exclusivity agreement in which we agreed not to sell our WAVEXchange and WAVExpress products to any party in Sri Lanka other than Hutchison's affiliate for a period of three years. This period will be extended two years if at the end of the three year period Hutchison's affiliate has ordered equipment in the aggregate value of $15 million.

CUSTOMER SUPPORT--CUSTOMER ADVOCACY/ENGINEERING SERVICES

    Our support organization provides pre-sale, installation and post-sale support to wireless service providers who have purchased systems directly from us. We offer 24-hour telephone support 7 days a week. We provide manuals and extensive training to support deployment and operation of our systems. We offer an ongoing maintenance program for our products, consisting of product enhancements, product updates and technical support. System operators may renew maintenance and support on an annual basis by paying a maintenance fee. We also provide extensive support to communication equipment providers and systems integrators through product training, 24-hour help-desk support and emergency problem resolution. In addition, we work closely with our customers' first-line support organizations to insure that they have the necessary skills and specific product knowledge to assist their customers with installation, management and other network support requirements.

RESEARCH AND DEVELOPMENT

    To maintain our technology leadership position, we focus our research and development efforts on improving the functionality and performance of our current products and developing new products. We obtain extensive development input from our customers and actively monitor changes in the marketplace. We are currently investing significant resources to:

    - develop high-speed data capabilities while significantly reducing manufacturing costs;

    - expand the capacity of our base station;

    - modify our WAVEView management system to adapt to the Internet Protocol;
      and

    - deliver product enhancements that allow communications equipment providers to offer additional value-added services required by wireless service providers.

    We believe our future success will depend, in part, on our ability to continue to develop and introduce new products and enhancements to our existing products. Our research and development expenditures totaled approximately, $15.3 million, $14.2 million and $18.1 million in the fiscal years ended
June 30, 1998, 1999 and 2000, respectively.

    We perform our research and product development activities in our Menlo Park and Hong Kong offices. As of June 30, 2000, our research and development staff consisted of 103 full-time or contracted employees that we supplement from time to time with independent contractors and outside development resources.

PROPRIETARY RIGHTS

    Our success and ability to compete depends in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws as well as non-disclosure agreements to protect our proprietary technology. We currently hold 19 United States patents and have 14 United States patent applications pending. Many of these patent applications have also been filed in a number of other countries. We cannot be certain that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will be sufficient to prevent the development of competitive products. We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we have entered into confidentiality agreements with our employees and certain customers, vendors and strategic partners. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products, to design around our patents, or to reverse-engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any such claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

    No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. In addition, the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use, which could significantly harm our business.

    In March, 1998, we acquired a license to certain GSM related patents held by Nortel Networks in conjunction with Nortel Networks' equity investment in our company.

MANUFACTURING

    We rely heavily on contract manufacturers to provide labor and capital-intensive production capacity. We currently use a single primary contractor--Pemstar, Inc., which is responsible for the manufacture of most of our digital and radio modules. Pemstar has over 179,000 square feet of manufacturing space in San Jose, California. Our initial manufacturing agreement with Pemstar was signed in October 1995.

    While relying on contractors for most of our manufacturing needs, we also conduct final assembly and systems test operations at our Menlo Park facility.

    Since we typically have long sales cycles, we rely on a detailed sales forecast to determine our production requirements and meet the ordering needs of our contract manufacturers. We utilize the sales forecast to control our inventory levels, and due to the modular architecture of our product line we are able to easily reconfigure our products in order to respond to specific customer purchase orders in a timely manner. Our business is generally not subject to any cyclicality, but rather our customers place periodic purchase orders with us based on their requirements for our products.

    Our systems include a number of components that come from sole source suppliers such as Lucent, Motorola and Xilinx. Our contract manufacturers procure these components from distributors or directly from the sole source manufacturer. We do not have any contracts with these sole source suppliers, but we communicate with them frequently in order to insure the continuing availability of the components. Generally, if a manufacturer decides to discontinue a critical component, it would provide enough time for us and our contract manufacturers to locate alternative components. However, we might be required to redesign our products or take other steps which could delay their availability.

COMPETITION

    The GSM wireless market is rapidly evolving and highly competitive. We believe that our business is affected by the following competitive factors:

    - conformity to industry standards;

    - breadth of product line;

    - implementation of additional product features and enhancements, including improvements in product performance, reliability, size and scalability;

    - cost;

    - ease of deployment;

    - sales and distribution capability; and

    - technical support and service.

    We expect that competition in each of our markets will increase in the future. We currently compete against GSM communications equipment providers such as Ericsson, Lucent, Motorola, Nokia, and Siemens. We also compete with the TDMA and CDMA product offerings from these same communications equipment providers and expect that a number of them will develop competing data communications products and technologies in the near future. We also compete with the CDMA product offerings of Samsung and LG. While Alcatel and Nortel Networks are our customers, we do compete in several market applications. Most of these leading GSM communications equipment providers focus on solutions that address large numbers of subscribers. Equipment providers are beginning to focus on markets with smaller subscriber bases as we do currently. All of the major GSM communications equipment providers have at least partial GSM solutions that address our target markets.

    Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitors will not preclude us from making or selling certain products or that the competitive pressures we face will not seriously harm our business and results of operations.

EMPLOYEES

    As of June 30, 2000, we employed or contracted 201 full-time people, including 13 in operations, 56 in marketing, sales and customer support, 103 in research and development and 29 in finance and administration. Of these employees, 17 were contract employees who were primarily engaged in software engineering and systems integration and testing. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our relationship with our employees is good.

GOVERNMENT REGULATION

    We must obtain regulatory approval for our products to be used in some jurisdictions. Regulators in Europe, Asia and North America have approved our products as being compliant with GSM standards. We may sell and deploy our products in these jurisdictions and in other jurisdictions which rely on these jurisdictions for approvals. In some cases, specific country compliance testing may be required. The delays inherent in this regulatory approval process may cause the rescheduling, postponement or cancellation of the installation of our products by our customers, which in turn, may significantly reduce sales of products to such customers.

    We are also subject to US government export controls. We rely on our customers to inform us when they plan to deliver our products to other countries and we regularly inform our customers of the export controls with which they must comply.

ITEM 2. PROPERTIES

    Our corporate headquarters is located in Hamilton, Bermuda. Our principal administrative and engineering facilities are located in leased facilities totaling approximately 56,000 square feet in Menlo Park, California. The five-year lease commenced December 15, 1999. We sublet our former premises in Redwood City following our relocation in early calendar 2000, until the expiration of our Redwood City lease in 2002. In addition, we lease sales, service and systems testing facilities totaling approximately 5,900 square feet in Hong Kong and approximately 3,500 square feet in Paris, France. The leases for the Hong Kong facilities expire in 2001 and 2003 and the lease for the Paris facility expires in 2005. We intend to lease additional facilities as our global workforce increases. The subsidiaries we acquired after the end of the fiscal year lease facilities in Ireland, England, China and San Diego, California. See "Subsequent Events."

ITEM 3. LEGAL PROCEEDINGS

    On June 28, 1999, we filed a complaint against JetCell Corporation, which was acquired by Cisco Systems in May 2000, in the United States District Court for the Northern District of California (INTERWAVE COMMUNICATIONS
INTERNATIONAL LTD., V. CISCO SYSTEMS, INC.) alleging misappropriation of trade secrets and infringement of United States Patent Nos. 5,734,979 and 5,818,824. Two of the founders of JetCell Corporation are former employees of interWAVE. The complaint seeks injunctive relief and damages. On July 19, 1999, JetCell filed an answer to the complaint and a series of counterclaims against us. The answer denied the allegations made in the complaint and the counterclaims included allegations against us of unfair trade practices, unfair competition, defamation, patent misuse and patent invalidity. The answer and counterclaims seek injunctive relief, damages, invalidation of our patents and a dismissal of the complaint. On August 9, 1999, we filed an answer to JetCell's counterclaims denying the allegations made in the counterclaims. We are unable to predict the outcome of the litigation and do not expect it to be resolved in the near future. However, if we are unable to settle these proceedings in a satisfactory manner, the legal proceedings may be time consuming and expensive and the outcome could be adverse to us. If the outcome is adverse to us, we would experience more competition in our markets and may be required to license technology required for our products, either of which could harm our business and financial results. An adverse outcome could have a material adverse effect on our financial position.

    We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. However, other than as described above, we are not currently involved in any material legal proceedings.

TRADEMARKS

    interWAVE, Network In A Box, TurboWAVE, WAVEView, WAVEXchange, WAVEXpress, WAVEXpress BS Plus, WAVEXpress TurboMAX, and TurboMAX are trademarks of interWAVE. Nortel Networks is a trademark of Nortel Networks Corporation. Other trademarks or service marks appearing in this annual report belong to their respective holders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

INFORMATION ABOUT INTERWAVE'S COMMON SHARES

    The Company's common shares are traded on The NASDAQ National Market under the symbol "IWAV." The following table sets forth the range of the high and low sale prices by quarter as reported on the NASDAQ National Market since
January 28, 2000, the date our common shares commenced public trading.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED JUNE 30, 2000:
Third Quarter (since January 28, 2000)......................   $75.00     $22.00
Fourth Quarter..............................................   $32.25     $ 7.69

    On June 30, 2000, there were approximately 449 shareholders of record of the Company's common shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

DIVIDENDS

    The Company has never paid cash dividends on its common shares. The Company intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common shares.

RECENT SALES OF UNREGISTERED SECURITIES

    The following table sets forth information regarding all securities of the Company sold by the Company from July 3, 1999 to June 30, 2000. References to warrants below assume the full exercise of all warrants. Preferred share numbers are presented on an as converted to common share basis.

                                                 AGGREGATE                            FORM
                              DATE               NUMBER OF           PURCHASE       OF PRICE
CLASS OF PURCHASERS          OF SALE        TITLE OF SECURITIES     SECURITIES    CONSIDERATION
-------------------        -----------   -------------------------  -----------   -------------
Employee options
  Exercises, as a
  group..................   07/01/99-    Common Shares--            $ 1,915,800       Cash
                            06/30/00       2,038,153
Various purchasers(1)....     09/99      Series H1 Preferred        $10,846,000   Conversion of
                                           Shares(2)--1,872,335                       Notes
Intasys Corporation(1)...     09/99      Series H1 Preferred        $ 5,005,000       Cash
                                           Shares(3)--715,000
Mediatel Partners(1).....     09/99      Series H1 Preferred        $ 5,005,000       Cash
                                           Shares(3)--715,000
Alcatel USA(1)...........     11/99      Series I1 Preferred        $12,213,304       Cash
                                           Shares(4)--1,526,663
Holodeck Limited.........     12/99      Series I1 Preferred        $16,000,000       Cash
                                           Shares(4)--2,000,000
Various purchasers(1)....  01/00-06/00   Warrant Exercises--        $ 1,451,525      Cash or
                                           2,816,738                                Cashless
ESPP Plan................     05/00      Common Shares--            $   452,608       Cash
                                           40,960

------------------------

(1) Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment.

(2) The 1999 bridge loans convertible into Series H1 Preferred Shares were converted at $7.00 per share; the note holders also received warrants to purchase 0.5 shares of common shares at $0.70 per share for each dollar invested and 0.02 shares of common shares at $1.00 per share for each dollar of principal note amount invested.

(3) The Series H1 preferred shares were sold at $7.00 per share, and the Series H1 investors were issued warrants to purchase 0.2 shares of common shares at $1.00 per share for each dollar of Series H1 preferred.

(4) The Series I1 preferred shares were sold at $8.00 per share, with no warrants attached.

    All sales of common shares made pursuant to the exercise of stock options granted under the stock option plans of the Company or its predecessors were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

    All other sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to the issuer that the shares were being acquired for investment.

USE OF PROCEEDS FROM OUR INITIAL PUBLIC OFFERING

    On January 28, 2000, a registration statement on Form F-1 (No. 333-92967) was declared effective by the SEC, pursuant to which 9,775,000 shares of our common shares were offered and sold for our account at a price of $13.00 per share, generating gross proceeds of approximately $127.1 million.

    In connection with the offering, we incurred $8.9 million in underwriting discounts and commissions, and $1.9 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $116.3 million. Each outstanding share of preferred shares were automatically converted into one share of common shares upon the closing of the initial public offering. The managing underwriters were Salomon Smith Barney, Banc of America Securities LLC and SG Cowen.

    As of September 25, 2000, we have not spent the net proceeds of the initial public offering. We intend to use the net proceeds for general corporate purposes, including working capital, expansion of our engineering organization, product development programs, sales and marketing capabilities, general and administrative functions and capital expenditures. We may also use a portion of the net proceeds to invest in complementary products, to license other technology or to make potential acquisitions.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the related notes found elsewhere in this document. The statement of operations data for the fiscal years ended June 30, 2000, 1999 and 1998, the balance sheet data as of June 30, 2000 and 1999 are derived from the audited consolidated financial statements of interWAVE included elsewhere in this annual report, which have been audited by KPMG LLP, independent auditors. The statement of operations data for the fiscal year ended June 30, 1996 and the balance sheet data as of June 30, 1997 and 1996 are derived from unaudited consolidated financial statements.

Our consolidated financial statements are prepared in accordance with U.S. GAAP. All dollar amounts are expressed in U.S. dollars. Our fiscal year ends on the Friday nearest June 30.

                                                          FISCAL YEAR ENDED JUNE 30,
                                             ----------------------------------------------------
                                               2000       1999       1998       1997       1996
                                             --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues...............................  $ 30,139   $ 17,293   $ 12,995   $  1,841   $     --
Cost of revenues...........................    18,747     12,531     12,251      3,617         --
                                             --------   --------   --------   --------   --------
Gross profit (loss)........................    11,392      4,762        744     (1,776)        --
                                             --------   --------   --------   --------   --------
Operating expenses:
  Research and development.................    18,148     14,174     15,300     14,169     11,268
  Selling, general and administrative......    13,507      7,440      7,742      6,923      4,818
  Amortization of deferred stock
    compensation...........................     9,891      5,254      7,604      6,377      4,422
                                             --------   --------   --------   --------   --------
Total operating expenses...................    41,546     26,868     30,646     27,469     20,508
                                             --------   --------   --------   --------   --------
Loss from operations.......................   (30,154)   (22,106)   (29,902)   (29,245)   (20,508)
Interest income............................     4,120        236        548        732        680
Interest expense...........................    (2,061)    (2,403)    (1,115)      (479)       (66)
Other expense..............................      (217)       (82)      (133)       (79)       (60)
                                             --------   --------   --------   --------   --------
Net loss before income taxes...............   (28,312)   (24,355)   (30,602)   (29,071)   (19,954)
Income tax expense.........................        99        113        220        111         --
                                             --------   --------   --------   --------   --------
Net loss...................................   (28,411)   (24,468)   (30,822)   (29,182)   (19,954)
Dividend effect of beneficial conversion
  feature to H-1 preferred shareholders....    (2,055)        --         --         --         --
                                             --------   --------   --------   --------   --------
Net loss attributable to common
  shareholders.............................  $(30,466)  $(24,468)  $(30,822)  $(29,182)  $(19,954)
                                             ========   ========   ========   ========   ========

Basic and diluted net loss per share.......  $  (1.33)  $  (4.96)  $  (6.68)  $  (7.12)  $  (5.36)

Weighted average common shares outstanding
  basic and diluted........................    22,964      4,934      4,614      4,099      3,720

                                                                      JUNE 30,
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................  $ 43,813   $ 3,919    $ 7,340    $14,862    $25,768
Working capital...............................   154,138     1,608     10,770     14,785     23,519
Total assets..................................   175,653    26,568     29,613     34,986     34,779
Long-term debt, net of current portion........        --       486      1,074      1,288      6,364
Total shareholders' equity....................   162,619     8,800     18,453     21,447     24,046

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT. OUR FISCAL YEAR ENDS ON THE FRIDAY NEAREST JUNE 30.

OVERVIEW

    We provide compact wireless communications systems for the GSM market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems were initially deployed to add capacity and coverage to existing systems, primarily in Asia. Deployments of community networks began in 1998, primarily in China and Africa. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $13.0 million in 1998, $17.3 million in 1999 and $30.1 million in 2000. We incurred net losses of $30.8 million in 1998, $24.5 million in 1999 and $30.5 million in 2000. As of June 30, 2000, we had an accumulated deficit of $140.2 million.

    We operate in a single business segment. We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 92% of net revenues in 1998, 88% of net revenues in 1999 and 96% of net revenues in 2000.

    Equipment revenue is recognized when all of the following have occurred: the system has been shipped, title and risk of loss have passed to the customer, we have the right to invoice the customer, collection of the receivable is probable and we have fulfilled all contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales directly to wireless service providers are not recognized as revenue until the trial is completed and title and risk of loss has passed to the customer. Trials of our systems conducted by communications equipment providers and systems integrators are typically shipped from inventory held by those parties and do not result in incremental revenue to us.

    Currently, our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems and by our direct sales force. In fiscal year 2000, sales to communications equipment providers represented 37% of total revenues, sales to systems integrators accounted for 40% of total revenues and direct sales to wireless service providers represented 23% of total revenues.

    We have entered into purchase and distribution original equipment manufacturer (OEM) agreements with Nortel Networks and Alcatel. These multi-year agreements specify quarterly minimum purchase commitments by these communications equipment providers. Nortel Networks' quarterly purchase commitments began in June 1998 and increase quarterly through December 2000. Alcatel's quarterly purchase commitments commenced in June 2000 and extend through December 2001. Both agreements also obligate us to meet certain product development milestones and provide for a reduction in Nortel Networks' and Alcatel's purchase commitments if we do not meet our development milestones. In April 1999, we agreed to reduce Nortel Networks' remaining quarterly commitments because we were unable to meet certain product feature specifications provided for in the agreement. We do not rely solely on these purchase commitments to forecast our production requirements or anticipated sales to these customers. Rather, we also rely on our internal sales forecasts and our ongoing discussions with these customers, including their formal purchase orders, as guidance for planning our production and our revenue outlook. However, we do rely in part on these minimum purchase commitments in forecasting production quantities. Because of the relatively fixed nature of many of our expenses, including personnel and facilities costs, we cannot immediately adjust expenses in response to a decline in revenues. Therefore, failure of these customers to achieve their quarterly purchase commitments could cause a decline in our operating results.

    Net revenues outside the United States represented approximately, 53%, 80% and 88% of total net revenues in fiscal years 1998, 1999 and 2000, respectively. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments. All of our revenues are currently in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in currency exchange rates. In the future, business conditions may require us to sell our products in other currencies. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, the potential loss of security interest, reduced ability to enforce obligations and reduced protection for our intellectual property.

    We have a limited history of generating significant revenues, and many of our products have only recently been introduced. We have incurred substantial operating losses since our inception and we expect to incur net losses in the future, which may be substantial. Most of our expenses are fixed in the near term, and we may not be able to quickly reduce spending if our revenue is lower than anticipated. Therefore, net losses in a given quarter could be greater than expected. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you must consider our prospects in light of the early stage of our business in a new and rapidly evolving market. For additional information on factors that may affect our future results of operations, please see "Factors That May Affect Future Results."

    Communications equipment providers, system integrators and wireless service providers typically perform numerous tests and extensively evaluate products before incorporating them into their networks. The time required for testing, evaluation and design of our systems into the service provider's network typically ranges from six to twelve months. During the trial period we sell a limited number of units. The successful completion of the trial phase often results in another sale of additional units intended for deployment in commercial service. Our business could be adversely affected if a significant customer reduces or delays orders during our sales cycle or chooses not to deploy networks incorporating our systems.

    Cost of revenues consists of material costs, direct labor costs, warranty costs, royalties, overhead related to manufacturing our products, amortization of intangible assets, and customer support costs.

    In general, our gross margins will be affected by the following factors and, therefore, we are unable to predict what these margins will be in the future:

    - demand for our products and services;

    - new product introductions, both by us and our competitors;

    - changes in our pricing policies and those of our competitors;

    - the mix of products sold;

    - the sales channels through which our products are sold; and

    - the purchase volume discounts we are able to obtain from our contract manufacturers.

    We currently obtain all of our primary components and subassemblies for our products from a single independent contract manufacturer. Accordingly, a significant portion of our cost of revenues consists of payments to this supplier. The remainder of our cost of revenues is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration.

    Research and development expenses consist primarily of compensation and related costs for research and development personnel and expenses for testing facilities and equipment. All research and development costs are expensed as they are incurred. We expect to continue to make substantial investments in research and development and anticipate that these expenses will continue to increase in absolute dollars.

    Selling, general and administrative expenses consist primarily of compensation and related costs for sales and sales support personnel, marketing personnel, financial, accounting, human resource and general management personnel, sales commissions, marketing programs, legal and professional services, travel expenses, bad debt expenses and other general corporate expenses. We expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels. We expect selling, general and administrative expenses to increase in absolute dollars due to the addition of sales and marketing personnel and due to the additional costs related to the anticipated growth of our business and operation as a public company.

    Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants. The expense is equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $7.6 million, $5.3 million and $9.9 million was amortized in fiscal years 1998, 1999 and 2000, respectively. The balance in deferred compensation of $6.2 million at June 30, 2000 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

    Our current products operate on the GSM standard. GSM competes with other digital standards, including code division multiple access, or CDMA, and time division multiple access, or TDMA. GSM also competes with analog standards. In the event that TDMA or CDMA become the dominant digital wireless communication standard in geographic markets we are seeking to address, the acceptance of our products and our revenues and operating results would be harmed.

    Our industry is intensely competitive, and many of our competitors are major telecommunications equipment providers with resources that are significantly greater than ours. In addition to competitive pressures, we will also likely encounter declining sales prices and profit margins over time as products mature.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of net revenues.

                                                                  FISCAL YEARS ENDED JUNE 30,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
As a Percentage of Net Revenues:
  Net revenues..............................................    100.0%        100.0%        100.0%
  Cost of revenues..........................................     62.2          72.5          94.3
  Gross margin..............................................     37.8          27.5           5.7
Operating expenses:
  Research and development..................................     60.2          82.0         117.7
  Selling, general and administrative.......................     44.8          43.0          59.6
  Amortization of deferred stock compensation...............     32.8          30.4          58.5
                                                               ------        ------        ------
Total operating expenses....................................    137.8         155.4         235.8
                                                               ------        ------        ------
  Loss from operations......................................   (100.0)       (127.8)       (230.1)
  Interest income...........................................     13.7           1.4           4.2
  Interest expense..........................................     (6.9)        (13.9)         (8.6)
  Other expense net.........................................     (0.7)         (0.5)         (1.0)
                                                               ------        ------        ------
  Loss before income taxes..................................    (93.9)       (140.8)       (235.5)
  Income tax expense........................................     (0.3)         (0.7)         (1.7)
                                                               ------        ------        ------
  Net loss..................................................    (94.2)       (141.5)       (237.2)
  Preferred dividend expense................................     (6.8)           --            --
                                                               ------        ------        ------
  Net loss attributable to common shareholders..............   (101.0)%      (141.5)%      (237.2)%
                                                               ======        ======        ======

    Sales to major customers are as follows (in thousands):

                                                                     FISCAL YEARS                     FISCAL YEARS
                                                                    ENDED JUNE 30,                   ENDED JUNE 30,
                                                            ------------------------------   ------------------------------
                                                              2000       1999       1998       2000       1999       1998
                                                            --------   --------   --------   --------   --------   --------
                                                                     NET REVENUES                    PERCENTAGE OF
                                                                                                      NET REVENUES
Nortel Networks...........................................   $8,574     $8,797     $2,392       28%        51%        18%
ADC Telecommunications/Microcellular Systems, Ltd.........    1,317      3,449      6,099        4         20         47
Hutchison Telecommunications Group........................    6,353      1,409      2,754       21          8         21
Total Access Communications...............................      500        505      1,750        2          3         13
HangZhou Topper Electric Corporation......................    3,444        400         --       11          2         --

    The percentage of net revenues on a fiscal year basis comprised of sales to Nortel Networks may decline due in part to the broadening of our customer base. Nortel Networks is a principal shareholder of ours. ADC Telecommunications, Alcatel and Holodeck Limited, an affiliate of Hutchison Telecommunications Group and a wholly-owned subsidiary of Hutchison Whampoa, are shareholders of ours. Microcellular Systems was created by a spin-off from ADC Telecommunications. Due in part to general improvements in economic conditions in several key Asian markets, we may experience increased sales in Asia in future periods.

    We have started negotiations for a purchase/resale agreement with Intasys Corporation, one of our shareholders. Intasys plans to market our products in Canada. As of June 30, 2000, we had recorded $3.6 million in services receivable from this shareholder as a result of our issuance to Intasys of a warrant to purchase 615,000 common shares at $1.00 per share. This warrant was exercised by Intasys in January 2000 prior to our initial public offering. See Note 9 to the Consolidated Financial Statements.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 AND 2000

NET REVENUES

    Net revenues increased 74%, an increase of $12.8 million, from $17.3 million for the fiscal year ended June 30, 1999 to $30.1 million for the fiscal year ended June 30, 2000. This increase was due to continued increases in the number of active customers and the continued deployment of our systems. Twelve customers accounted for all of our net revenues in 1999 while 22 customers accounted for all of our net revenues in 2000. Sales to Nortel Networks and ADC Telecommunications accounted for 51% and 20%, respectively, of net revenues in 1999, while sales to Nortel Networks, affiliates of Hutchison Telecommunications Group, and HangZhou Topper Electric Corporation accounted for 28%, 21% and 11%, respectively, of net revenues in 2000.

COST OF REVENUES

    Cost of net revenues increased 50%, an increase of $6.2 million, from $12.5 million during 1999 compared with $18.7 million during 2000. As a percentage of net revenues, cost of revenues decreased from 72% in 1999 to 62% in 2000, due to the overall volume of sales, offset in part by changes in the mix of products sold. In 1999, 35% of net revenues was attributed to our WAVEXchange and Network In A Box products, which earn higher gross profits, while 45% was attributed to our WAVEXpress/ BTS, which earns lower gross profits. In 2000, 22% of net revenues was attributed to our WAVEXchange and Network In A Box products, which earn higher gross profits, while 64% was attributed to our WAVEXpress/BTS, which earns lower gross profits. The product mix in any period will vary depending on the customer's application and network design, and therefore our gross profits will fluctuate. Due to the relatively short time that we have been shipping our complete product line, we are unable to forecast with certainty our product mix on a quarterly basis. As a result, we expect that our gross profits will fluctuate on a quarterly basis.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased by $3.9 million, an increase of 28%, from $14.2 million in 1999 to $18.1 million in 2000. The increase was primarily due to increased headcount in research and development from 75 at June 30, 1999 to 103 at June 30, 2000. Increased expenses can also be attributed to higher depreciation expenses associated with purchased equipment and intangible assets, and to higher facility expenses in the second half of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased by $6.1 million, an increase of 82%, from $7.4 million during 1999 compared to $13.5 million in 2000. The increase was partially due to $2.4 million higher salaries and related labor costs associated with increased headcount in sales, marketing, finance and administration, $0.7 million higher legal and professional services expenses, a $0.8 million addition to our allowance for doubtful accounts, and $0.7 million of amortization expenses ascribed to warrants granted in September 1999 to a potential distributor. Increased facilities expenses of $1.3 million in connection with the move of our main facilities and increased travel expenses of $.5 million, also contributed to the overall rise in expenses. Selling, general and administrative expenses are expected to continue to increase as we expand our marketing and sales support staff to support the increased number of customers we serve and as we increase our general, administrative and management expenses to provide support as a public company.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    Amortization of deferred stock compensation increased $4.6 million, an increase of 88%, from $5.3 million in 1999 compared to $9.9 million in 2000. During 2000, options to purchase 3.86 million common shares were granted at an average exercise price of $5.46 resulting in an addition to deferred stock compensation of $12.4 million.

INTEREST INCOME

    Interest income increased $3.9 million from $0.2 million in 1999 to $4.1 million in 2000. The increase was due to the yield on investments as a result of our initial public offering, which was completed in January 2000.

INTEREST EXPENSE

    Interest expense was $2.4 million versus $2.1 million in 1999 and 2000, respectively. This expense was principally due to amortization of the discount ascribed to the warrants issued in conjunction with the 1999 bridge loan financing. See Note 8 to the Consolidated Financial Statements. The notes were converted to Series H1 preferred shares on September 10, 1999. As a result of the conversion of the notes into Series H1 preferred shares in September, the unamortized discount was converted to additional paid-in-capital, and no further interest expense will be incurred relative to the bridge loan financing.

    The Company has a committed $5 million line of credit. Should we elect to borrow funds under our committed line of credit, we will incur interest expense during any periods when amounts are outstanding under the line. At current interest rates, the $5 million borrowings provision under the available line would result in annual interest expense of approximately $444,000. There are no current plans to draw down any of the available funds under this revolving line of credit.

INCOME TAXES

    There is no income tax on income earned in Bermuda.

    In 1998, 1999 and 2000 our U.S. subsidiary incurred net losses for United States federal and state income tax purposes; and we recorded a provision for income taxes of $220,000, $113,000 and $99,000, respectively, related to current international income tax provided on the profits attributable to our foreign operations. As of June 30, 2000, we had $61 million of federal and $32 million of state net operating loss carryforwards to offset future taxable income. The difference between available net operating losses and our accumulated deficit as reported for financial statement purposes is principally because losses incurred in Bermuda are not subject to a carry-forward since there is no tax on income earned in Bermuda, and the losses attributable to our U.S. subsidiary relate to the manufacturing and development operations of our U.S. subsidiary and not to our global sales and marketing activity.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND 1999

NET REVENUES

    Net revenues increased $4.3 million or 33%, from $13.0 million in 1998 to $17.3 million in 1999. This increase was principally due to increased sales to Nortel Networks, who began marketing our products in the fourth quarter of 1998. Nortel Networks accounted for $8.8 million of our 1999 net revenues, an increase of $6.4 million over 1998. This increase, however, was offset by a reduction in sales, through ADC Telecommunications who, with our consent, assigned our distribution agreement to Microcellular Systems, a new company formed by a group of former ADC Telecommunications employees in the spring of 1999. ADC Telecommunications accounted for $3.4 million of our sales in 1999 and $6.1 million in 1998. Also, in the second half of fiscal 1998, wireless service providers in Asia were adversely impacted by local economic conditions and accordingly curtailed their planned programs to deploy our products aggressively in their networks. Thus, sales to Hutchison Telecommunications Group and Total Access Communications each declined to less than 10% of our revenues in fiscal 1999. Net revenues in 1999 included $1.0 million related to training and support services provided to a communications equipment provider. We incurred
$0.2 million of expenses related to this net revenue.

COST OF REVENUES

    Cost of revenues increased $0.2 million from $12.3 million in 1998 to $12.5 million in 1999. As a percentage of net revenues, cost of revenues decreased from 94% in 1998 to 72% in 1999. The decrease in the percentage of net revenues was primarily due to lower cost of revenues associated with the WAVEXchange and Network In A Box products introduced in the first half of fiscal 1999.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses decreased $1.1 million or 7% from $15.3 million in 1998 to $14.2 million in 1999 primarily due to a reduction in nonrecurring engineering costs and engineering contractor expenses of $1.2 million. In addition, expenses were reduced $0.3 million for hiring and relocation expense, and $0.5 million for prototype materials. These reductions were offset with other expense increases including additional personnel costs of $0.4 million, increased depreciation expense of $0.2 million and intangible amortization of $0.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses declined $0.3 million from $7.7 million in 1998 to $7.4 million in 1999. This decrease was due to a shift in our sales strategy to emphasize indirect sales channels. Selling general and administrative expenses began increasing in the fourth quarter of 1999 as we began making investments in marketing programs and increasing our presence in Hong Kong and Paris.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    Amortization of deferred stock compensation decreased $2.3 million from $7.6 million in 1998 to $5.3 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Cash and cash equivalents..............................  $ 43,813   $  3,919   $  7,340
Net cash used in operating activities..................   (21,779)   (13,291)   (21,010)
Net cash provided by (used in) investing activities....   (97,325)    (1,967)       305
Net cash provided by financing activities..............   158,979     11,771     13,149

    OPERATING ACTIVITIES. Net cash used in operating activities in 2000, 1999 and 1998 was primarily a result of net operating losses.

    INVESTING ACTIVITIES. Our recent investing activities have consisted primarily of purchases of $92.2 million in short-term investments arising from the funds received from the initial public offering. Other uses of cash in investing activities consisted of purchases of $5.1 million in capital equipment and intangible assets. We expect that capital expenditures will increase due to continued expansion of our operations, our increasing employee base, and our continued investment in research and development.

    FINANCING ACTIVITIES. In January 2000, we completed our initial public offering, which raised $116.3 million net of costs. In November and December 1999 we sold 4.9 million preferred shares for aggregate proceeds of $37.9 million, net of costs.

    In 1999 and 1998, we had funded our operations primarily through private placement of bridge loans and convertible preferred shares.

    COMMITMENTS. We lease all of our facilities under operating leases that expire at various dates through 2005. As of June 30, 2000, we had $12.5 million in future operating lease commitments and $0.5 million of equipment financing. In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements.

    SUMMARY OF LIQUIDITY. We believe that the existing cash, cash equivalents and short-term investments, in addition to funds available under committed credit facilities, will be sufficient to meet our working capital requirements for the foreseeable future. However, the risk factors discussed in item 7 could adversely affect our cash position. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financing or from other sources.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there would be no current impact to our results of operations, financial position, or cash flows upon the adoption of SFAS 133.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," as amended by SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We expect to adopt SAB No. 101 by the fourth quarter of fiscal 2001. Although we do not expect the adoption of SAB No. 101 to have a material effect on our financial statements, implementation guidance is expected to be released by the SEC in the near term.

    In March 2000, the FASB issued Interpretation No. 44 "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION
NO. 25." This interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or warrant, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, the interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material effect on our financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the information in this Annual Report on Form 10-K, the following should be considered in evaluating interWAVE and our business.

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

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR
  SUSTAIN PROFITABILITY.

    As of June 30, 2000, we had an accumulated deficit of $140.2 million. We incurred net losses of approximately $30.8 million, $24.5 million and $30.5 million in the fiscal years ended June 30, 1998 and 1999 and 2000, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

    - the rate of market acceptance of compact mobile wireless systems;

    - our ability to compete successfully against much larger GSM communications equipment providers; and

    - our ability to continue to expand our customer base.

    Due to these factors, as well as other factors described in this risk factors section, we may be unable to achieve or maintain profitability. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

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

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR MOST OF OUR REVENUES, AND A DECREASE IN REVENUES FROM THESE CUSTOMERS COULD SERIOUSLY HARM OUR BUSINESS.

    A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues in the three most recent fiscal years were as follows:

                                                                    FISCAL YEARS ENDED
                                                                         JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Nortel Networks.............................................     28%        51%        18%
ADC Telecommunications or Microcellular Systems, Ltd........      4         20         47
Hutchison Telecommunications Group..........................     21          8         21
Total Access Communications.................................      2          3         13
HangZhou Topper Electric Corporation........................     11          2         --

    Nortel Networks is one of our principal shareholders, and a Nortel Networks employee is a member of our board of directors. ADC Telecommunications is a shareholder of ours. In addition, the parent corporation of Total Access Communications and ADC Telecommunications are shareholders of ours. Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999, and was acquired by interWAVE in July 2000. See "Subsequent Events."

    We expect that the majority of our revenues will continue to depend on sales to a small number of customers. If any key customers experience a downturn in their business or shift their purchases to our competitors, our revenues and operating results would decline.

    If our revenues, including those expected from Nortel Networks and Alcatel under our purchase and distribution agreements, are lower than expected, we may not be able to quickly reduce expenses because many of our expenses are fixed in the near term.

WE HAVE MINIMUM PURCHASE COMMITMENTS FROM NORTEL NETWORKS AND ALCATEL, AND IF THEY FAIL TO MEET THESE COMMITMENTS, THIS FAILURE COULD HARM OUR BUSINESS AND OPERATING RESULTS.

    Nortel Networks and Alcatel have minimum purchase commitments under their respective agreements. We rely in part on these commitments in forecasting production quantities each quarter. We have also committed to Nortel Networks and Alcatel that we will maintain quality, delivery, performance and design standards for our systems. As a result, we bear the risk of carrying excess inventory if Nortel Networks and Alcatel fail to meet their commitments or if we fail to meet ours. From time to time, we have failed to deliver certain product features by specific milestone dates and, as a result, we have renegotiated downward minimum quarterly commitments with Nortel Networks. Nortel Networks did not meet the renegotiated commitments for three of the four quarters ended
June 30, 2000. We cannot assure you that future minimum commitments will be met or that they will not be renegotiated downward in the future. Failure of Nortel Networks or Alcatel to meet minimum purchase commitments could cause our revenues and operating results to decline. Furthermore, because Nortel Networks' commitments are larger than Alcatel's, Nortel Networks' failure to meet commitments would harm our operating results to a greater extent than Alcatel's failure to do so. Failure of these companies to meet these commitments could also cause our stock price to decline as a result of a revenue shortfall or greater than anticipated operating losses.

WE CURRENTLY DEPEND ON A SINGLE CONTRACT MANUFACTURER FOR MOST OF OUR PRODUCTS AND PLAN TO USE ONLY A SINGLE CONTRACT MANUFACTURER IN THE FUTURE.

    We depend on one contract manufacturer for most of our products. We do not have long-term supply contracts with our contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. None of our products are manufactured by more than one supplier, and we do not expect this to change for the foreseeable future.

    There are risks associated with our dependence on contract manufacturers, including the contract manufacturer's control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If we are unable to obtain our products from manufacturers on schedule, revenues from the sale of those products may be delayed or lost, and our reputation, relationship with customers and our business could be harmed. In addition, in the event that a contract manufacturer must be replaced, the disruption to our business and the expense associated with obtaining and qualifying a new contract manufacturer could be substantial. If problems with our contract manufacturers cause us to miss customer delivery schedules or result in unforeseen product quality problems, we may lose customers. As a result, our revenues and our future growth prospects would likely decline.

BECAUSE SOME OF OUR KEY COMPONENTS COME FROM A SINGLE SOURCE, OR REQUIRE LONG LEAD TIMES, WE COULD EXPERIENCE UNEXPECTED INTERRUPTIONS WHICH COULD CAUSE OUR OPERATING RESULTS TO SUFFER.

    We believe that a number of our suppliers are sole sources for key components. These key components are complex and difficult to manufacture and require long lead times. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from other suppliers. Supply interruptions could delay product shipments, causing our revenues and operating results to decline.

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

    The development of new or enhanced products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or product enhancements. We must also effectively manage the transition from old products to new or enhanced products. We are currently developing a system providing voice communication over the Internet. We cannot assure you that we will be able to develop, introduce or manage this or any other new products or product enhancements in a timely manner or at all. Failure to develop new products or product enhancements in a timely manner would substantially decrease market acceptance and sales of our products.

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

OUR FAILURE TO COMPLY WITH EVOLVING INDUSTRY STANDARDS COULD DELAY OUR
  INTRODUCTION OF NEW PRODUCTS.

    An international consortium of standards bodies is working to establish the specifications of a future wireless standard and its interoperability with existing standards. Any failure of our products to comply could delay their introduction and require costly and time consuming engineering changes. After the future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future. As a result, we may be unable to achieve or sustain profitability.

OUR MARKET OPPORTUNITY COULD BE SIGNIFICANTLY DIMINISHED IN THE EVENT THAT GSM OR ANY SUBSEQUENT GSM-BASED STANDARDS DO NOT CONTINUE TO BE OR ARE NOT WIDELY ADOPTED.

    Our current products are designed to utilize GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA, and time division mutiple access, or TDMA. We currently do not have plans to offer products that utilize these standards. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, our market opportunity could be significantly limited, which would seriously harm our business.

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

INTENSE COMPETITION IN THE WIRELESS MARKET COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUES OR ACHIEVING OR SUSTAINING PROFITABILITY.

    The wireless market is rapidly evolving and highly competitive. We cannot assure you that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition in each of our markets will increase in the future.

    In the wireless office network market, the primary competing standard for our systems is the digital European cordless telephone standard known as DECT. In the community network market, we compete against wireless local loop networks, which are wireless communication systems that connect users to the public telephone network using radio signals as a substitute for traditional telephone connections.

    We currently compete against communications equipment providers such as Ericsson, Lucent, Motorola, Nokia and Siemens in the GSM, CDMA, TDMA, DECT and wireless local loop markets. We also compete with our customers Alcatel and Nortel Networks. All of the major communications equipment providers have broad product lines that include at least partial solutions that address our target markets.

    In addition, we are seeking to sell our products in emerging markets, many of which have less reliable traditional telephone infrastructures than developed countries. If these countries improve the reliability and service of their traditional telephone networks, the demand for our products in these markets could be harmed and our future revenue growth could decline.

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

    - greater difficulty in trades receivable collection and longer collection periods;

    - costs of staffing and managing operations in several countries;

    - difficulties in protecting intellectual property rights;

    - changes in currency exchange rates which may make our U.S.
      dollar-denominated products less competitive in global markets;

    - the impact of recessions in global economies; and

    - political and economic instability.

    In our joint venture with Hangzhou Topper Electric we expect to establish manufacturing operations in China during calendar year 2000 which may subject our joint venture to all of the risks listed above, particularly the difficulty of protecting intellectual property rights.

WE HAVE EXPERIENCED AN INCREASE IN SALES TO COMPANIES IN THE PEOPLES REPUBLIC OF CHINA, AND FUTURE SALES IN CHINA WILL BE SUBJECT TO ECONOMIC AND POLITICAL RISKS.

    In the year ended June 30, 2000, sales to five customers, all located in the Peoples Republic of China, accounted for 24% of our revenues. Sales in China pose significant additional risks, which include:

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

    In the event our revenue levels from sales to China increase, we will become increasingly subject to these risks. The occurrence of any of these risks would harm our revenues from China and could in turn cause our revenues or growth to decline and harm our business and results of operations.

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

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MIGHT NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

    Our business is highly dependent on our ability to attract, retain and motivate qualified technical and management personnel. Competition is intense for qualified personnel in our industry and in Northern California, where most of our engineering personnel are located, and we may not be successful in attracting and retaining these personnel. We do not have non-compete agreements with any of our key employees. We currently do not maintain key person life insurance on any of our key executives. Our success also depends upon the continuing contributions of our key management and our research, product development, sales and marketing and manufacturing personnel. Many of these would be difficult to replace.

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

    We cannot assure you that the protection offered by our U.S. patents will be sufficient or that any of our pending U.S. or foreign patent applications will result in the issuance of patents. In addition, competitors in the United States and other countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent or interfere with our ability to make and sell our products in the U.S. and/or abroad. Unauthorized parties may attempt to design around our patents, copy or otherwise obtain and use our products. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our proprietary rights could harm our competitive position and therefore cause our revenues and operating results to decline.

    On June 28, 1999, we filed a complaint against JetCell Corporation in the United States District Court for the Northern District of California alleging misappropriation of trade secrets and patent infringement. JetCell has filed a series of counterclaims against us, which include allegations of unfair trade practices, unfair competition, defamation, patent misuse and patent invalidity. In May 2000 JetCell was acquired by Cisco Systems, Inc. Cisco has been substituted as the defendant. We are unable to predict the outcome of this litigation and do not expect it to be resolved in the near future. The legal proceedings may be distracting to our management and expensive and the outcome could be adverse to us. An adverse outcome could have a material adverse effect on our financial position. If the outcome is adverse to us, we could experience more competition or could be required to license our technology, either of which could harm our business and financial results. See "Legal Proceedings."

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

WE MAY NOT BE ABLE TO LICENSE NECESSARY THIRD-PARTY TECHNOLOGY OR IT MAY BE EXPENSIVE TO DO SO.

    From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We have licensed software for use in our products from Lucent Technologies, TCSI Inc., Trillium Digital Systems Inc., and Wind River Associates. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could seriously harm our competitive position, revenues and growth prospects.

    There are a number of general GSM patents held by different companies which may impact our technology. If any of our products infringe on any of these patents and we are unable to negotiate license agreements, then we may be required to redesign a portion of our product line.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS WHICH WOULD LIMIT OUR ABILITY TO GROW AND COMPETE EFFECTIVELY, RESULTING IN SUBSTANTIAL HARM TO OUR BUSINESS AND RESULTS OF OPERATIONS.

    We may require additional funding, which may not be available on terms which are favorable to us. Currently, we do not have a credit facility or any lines of credit. If we issue equity securities, existing shareholders may experience dilution or the new equity securities may have rights, preferences and privileges senior to those of existing shareholders. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common shares. If we cannot raise funds on terms favorable to us, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. See "Use of Proceeds," "Dilution" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for more information on our capital requirements.

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE THE POTENTIAL ACQUISITION OF OUR BUSINESS.

    As of September 13, 2000, our executive officers, directors and 5% or greater shareholders and their affiliates owned 17.7 million shares or approximately 36.6% of our outstanding common shares assuming the exercise of all warrants and options held by them. Acting together, these shareholders would be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

OUR BY-LAWS MAY DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS.

    Some of our by-laws and Bermuda law may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. This may reduce the market price of our common shares. A summary of these provisions is included in "Description of Share Capital--Antitakeover Effects of Some Provisions of Memorandum of Association and By-laws."

OUR BY-LAWS PROVIDE FOR WAIVER OF CLAIMS BY SHAREHOLDERS AND INDEMNIFY DIRECTORS AND OFFICERS.

    Our by-laws provide for a broad indemnification of actions of directors and officers. Under the by-laws, the shareholders agree to waive claims against directors and officers for their actions in the performance of their duties, except for acts of fraud or dishonesty. These waivers will not apply to claims arising under the United States federal securities laws and will not apply to the extent that they conflict with provisions of the laws of Bermuda or with the fiduciary duties of our directors and officers.

OUR OPERATIONS BASED IN BERMUDA MAY BE SUBJECT TO UNITED STATES TAXATION, WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS AND OPERATING RESULTS.

    Except for our United States subsidiary, we do not consider ourselves to be engaged in a trade or business in the United States. Our United States subsidiary is subject to United States taxation on its worldwide income, and dividends from our United States subsidiary are subject to United States witholding tax. We and our non-U.S. subsidiaries would, however, be subject to United States federal income tax on income related to the conduct of a trade or business in the U.S. If we were determined to be subject to United States taxation, our financial results would be significantly harmed. We cannot assure you that the Internal Revenue Service will not contend that our Bermuda-based operations are engaged in a United States trade or business and, therefore, are subject to United States income taxation. See "Taxation" for more information on the tax consequences of operating outside the United States.

A SUBSTANTIAL NUMBER OF OUR COMMON SHARES ARE AVAILABLE FOR SALE IN THE PUBLIC MARKET SIMULTANEOUSLY, WHICH COULD CAUSE THE MARKET PRICE OF OUR SHARES TO DECLINE.

    Sales of substantial amounts of our common shares in the public market or the awareness that a large number of shares is available for sale could cause the market price of our common shares to decline. Upon the expiration on July 27, 2000 of lock-up agreements restricting the sale of shares by our current shareholders, 35,458,187 of our common shares became eligible for immediate sale. Sales of our common shares held by existing shareholders could cause the market price of our shares to decline.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON SHARES, HOLDERS OF OUR COMMON SHARES WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

    We have never paid or declared any cash dividends on our common shares or other securities and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

    Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are generally in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 2000, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of KPMG LLP, Independent Auditors....................     40

Consolidated Balance Sheet as of June 30, 2000 and 1999.....     41

Consolidated Statement of Operations for the years ended
  June 30, 2000, 1999 and 1998..............................     42

Consolidated Statements of Shareholders' Equity and
  Comprehensive loss for the years ended June 30, 2000, 1999
  and 1998..................................................     43

Consolidated Statement of Cash Flows for the years ended
  June 30, 2000, 1999 and 1998..............................     45

Notes to Consolidated Financial Statements..................     46

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
interWAVE Communications International, Ltd.:

    We have audited the accompanying consolidated balance sheets of interWAVE Communications International, Ltd. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of interWAVE Communications International, Ltd. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ KPMG LLP

San Francisco, California
August 7, 2000

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  43,813   $   3,919
  Short-term investments....................................     92,094          --
  Trade receivables, net of allowance of $634 and $255 at
    June 30, 2000 and 1999, respectively....................     21,293       6,999
  Inventories...............................................      6,607       6,339
  Prepaid expenses and other current assets.................      1,654         844
                                                              ---------   ---------
      Total current assets..................................    165,461      18,101
Property and equipment, net.................................      6,861       5,334
Intangibles, net............................................      2,775       2,855
Other assets................................................        556         278
                                                              ---------   ---------
      Total assets..........................................  $ 175,653   $  26,568
                                                              =========   =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   6,965   $   2,757
  Accrued expenses and other current liabilities............      3,566       2,354
  Convertible notes.........................................         --       8,754
  Current portion of notes payable..........................        486         590
  Deferred revenue..........................................         86         323
  Income taxes payable......................................        220         215
  Customer deposits.........................................         --       1,500
                                                              ---------   ---------
      Total current liabilities.............................     11,323      16,493
Notes payable, net of current portion.......................         --         486
Other long-term liabilities.................................      1,711         789
                                                              ---------   ---------
      Total liabilities.....................................     13,034      17,768
                                                              ---------   ---------
Commitments and contingencies
Shareholders' equity:
  Convertible preferred shares, $0.83 par value; 56,500,000
    shares authorized at June 30, 2000 and 1999,
    respectively; none and 20,177,168 shares issued and
    outstanding at June 30, 2000 and 1999, respectively;
    aggregate liquidation preference of none and $95,008 at
    June 30, 2000 and 1999, respectively....................         --      16,747
  Common shares, $0.001 par value; 100,000,000 shares
    authorized; 46,748,965 and 5,071,921 shares issued and
    outstanding at June 30, 2000 and 1999, respectively.....         47           5
  Additional paid-in capital................................    313,764     109,712
  Deferred stock compensation...............................     (6,239)     (3,717)
  Services receivable from shareholder......................     (4,384)     (2,071)
  Subscriptions and amounts receivable from shareholders....       (416)     (2,284)
  Accumulated other comprehensive income....................         33         128
  Accumulated deficit.......................................   (140,186)   (109,720)
                                                              ---------   ---------
      Total shareholders' equity............................    162,619       8,800
                                                              ---------   ---------
      Total liabilities and shareholders' equity............  $ 175,653   $  26,568
                                                              =========   =========

          See accompanying notes to consolidated financial statements

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FISCAL YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net revenues................................................  $ 30,139   $ 17,293   $ 12,995
Cost of revenues............................................    18,747     12,531     12,251
                                                              --------   --------   --------
  Gross profit..............................................    11,392      4,762        744
                                                              --------   --------   --------
Operating expenses:
  Research and development..................................    18,148     14,174     15,300
  Selling, general and administrative.......................    13,507      7,440      7,742
  Amortization of deferred stock compensation*..............     9,891      5,254      7,604
                                                              --------   --------   --------
    Total costs and expenses................................    41,546     26,868     30,646
                                                              --------   --------   --------
    Operating loss..........................................   (30,154)   (22,106)   (29,902)
Interest income.............................................     4,120        236        548
Interest expense............................................    (2,061)    (2,403)    (1,115)
Other expense...............................................      (217)       (82)      (133)
                                                              --------   --------   --------
    Net loss before income taxes............................   (28,312)   (24,355)   (30,602)
Income tax expense..........................................        99        113        220
                                                              --------   --------   --------
    Net loss................................................   (28,411)   (24,468)   (30,822)

Dividend effect of beneficial conversion feature to H-1
  shareholders..............................................    (2,055)        --         --
                                                              --------   --------   --------
    Net loss attributable to common shares outstanding......  $(30,466)  $(24,468)  $(30,822)
                                                              ========   ========   ========
Basic and diluted net loss per share........................  $  (1.33)  $  (4.96)  $  (6.68)

Weighted average common shares outstanding..................    22,964      4,934      4,614

      *Amortization of deferred stock compensation
        can be classified as follows:
        Cost of revenues....................................  $  1,242   $    893   $  1,512
        Research and development............................     5,634      2,555      3,874
        Selling, general and administrative.................     3,015      1,806      2,218
                                                              --------   --------   --------
          Total.............................................  $  9,891   $  5,254   $  7,604
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS (IN
                         THOUSANDS, EXCEPT SHARE DATA)
                FISCAL YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                    CONVERTIBLE                                             SERVICES
                                                 PREFERRED SHARES         COMMON SHARES       ADDITIONAL   RECEIVABLE
                                               ---------------------   --------------------    PAID-IN        FROM
                                                 SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL     SHAREHOLDER
                                               ----------   --------   ---------   --------   ----------   -----------
Balances as of June 30, 1997.................  15,817,167   $13,128    4,275,940     $ 4       $ 70,911      $    --
Issuance of Series G and warrants less
  issuance costs of $1,756...................   3,714,286     3,083           --      --         19,661       (3,500)
Issuance of common shares....................          --        --       70,000      --            428           --
Exercise of stock options....................          --        --      447,807       1            160           --
Performance of services......................          --        --           --      --             --          357
Deferred stock compensation related to stock
  option grants..............................          --        --           --      --          4,240           --
Amortization of deferred stock
  compensation...............................          --        --           --      --             --           --
Comprehensive loss:
  Net loss...................................          --        --           --      --             --           --
  Foreign currency translation adjustment....          --        --           --      --             --           --
Total comprehensive loss.....................
                                               ----------   -------    ---------     ---       --------      -------
Balances as of June 30, 1998.................  19,531,453    16,211    4,793,747       5         95,400       (3,143)
Issuance of Series H, less issuance costs of
  $7.........................................     360,000       299           --      --          2,214           --
Issuance of Series H1........................     285,715       237           --      --          1,763           --
Exercise of stock options....................          --        --      278,174      --            153           --
Performance of services......................          --        --           --      --             --        1,072
Issuance of warrants in connection with
  bridge
  loan.......................................          --        --           --      --          5,878           --
Deferred stock compensation related to stock
  option grants..............................          --        --           --      --          4,141           --
Amortization of deferred stock
  compensation...............................          --        --           --      --             --           --
Stock-based compensation to non-employees....          --        --           --      --            163           --
Comprehensive loss:
  Net loss...................................          --        --           --      --             --           --
  Foreign currency translation adjustment....          --        --           --      --             --           --
Total comprehensive loss.....................
                                               ----------   -------    ---------     ---       --------      -------
Balances as of June 30, 1999.................  20,177,168   $16,747    5,071,921     $ 5       $109,712      $(2,071)
                                               ==========   =======    =========     ===       ========      =======

                                               SUBSCRIPTIONS
                                                AND AMOUNTS                     ACCUMULATED
                                                RECEIVABLE       DEFERRED          OTHER                           TOTAL
                                                   FROM            STOCK       COMPREHENSIVE    ACCUMULATED    SHAREHOLDERS'
                                                SHAREHOLDER    COMPENSATION        INCOME         DEFICIT         EQUITY
                                               -------------   -------------   --------------   ------------   -------------
Balances as of June 30, 1997.................     $    --         $(8,194)          $ 28         $ (54,430)      $ 21,447
Issuance of Series G and warrants less
  issuance costs of $1,756...................          --              --             --                --         19,244
Issuance of common shares....................          --              --             --                --            428
Exercise of stock options....................          --              --             --                --            161
Performance of services......................          --              --             --                --            357
Deferred stock compensation related to stock
  option grants..............................          --          (4,240)            --                --             --
Amortization of deferred stock
  compensation...............................          --           7,604             --                --          7,604
Comprehensive loss:
  Net loss...................................          --              --             --           (30,822)       (30,822)
  Foreign currency translation adjustment....          --              --             34                --             34

Total comprehensive loss.....................
                                                  -------         -------           ----         ---------       --------
Balances as of June 30, 1998.................          --          (4,830)            62           (85,252)        18,453
Issuance of Series H, less issuance costs of
  $7.........................................          --              --             --                --          2,513
Issuance of Series H1........................      (2,000)             --             --                --             --
Exercise of stock options....................          --              --             --                --            153
Performance of services......................          --              --             --                --          1,072
Issuance of warrants in connection with
  bridge
  loan.......................................        (284)             --             --                --          5,594
Deferred stock compensation related to stock
  option grants..............................          --          (4,141)            --                --             --
Amortization of deferred stock
  compensation...............................          --           5,254             --                --          5,254
Stock-based compensation to non-employees....          --              --             --                --            163
Comprehensive loss:
  Net loss...................................          --              --             --           (24,468)       (24,468)
  Foreign currency translation adjustment....          --              --             66                --             66

Total comprehensive loss.....................
                                                  -------         -------           ----         ---------       --------
Balances as of June 30, 1999.................     $(2,284)        $(3,717)          $128         $(109,720)      $  8,800
                                                  =======         =======           ====         =========       ========


                                               COMPREHENSIVE
                                                    LOSS
                                               --------------
Balances as of June 30, 1997.................
Issuance of Series G and warrants less
  issuance costs of $1,756...................
Issuance of common shares....................
Exercise of stock options....................
Performance of services......................
Deferred stock compensation related to stock
  option grants..............................
Amortization of deferred stock
  compensation...............................
Comprehensive loss:
  Net loss...................................     $(30,822)
  Foreign currency translation adjustment....           34
                                                  --------
Total comprehensive loss.....................      (30,788)
                                                  ========
Balances as of June 30, 1998.................
Issuance of Series H, less issuance costs of
  $7.........................................
Issuance of Series H1........................
Exercise of stock options....................
Performance of services......................
Issuance of warrants in connection with
  bridge
  loan.......................................
Deferred stock compensation related to stock
  option grants..............................
Amortization of deferred stock
  compensation...............................
Stock-based compensation to non-employees....
Comprehensive loss:
  Net loss...................................      (24,468)
  Foreign currency translation adjustment....           66
                                                  --------
Total comprehensive loss.....................     $(24,402)
                                                  ========
Balances as of June 30, 1999.................


          See accompanying notes to consolidated financial statements.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS (IN
                   THOUSANDS, EXCEPT SHARE DATA) (CONTINUED)
                FISCAL YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                  CONVERTIBLE                                               SERVICES
                                                PREFERRED SHARES          COMMON SHARES       ADDITIONAL   RECEIVABLE
                                             ----------------------   ---------------------    PAID-IN        FROM
                                               SHARES       AMOUNT      SHARES      AMOUNT     CAPITAL     SHAREHOLDER
                                             -----------   --------   ----------   --------   ----------   -----------
Conversion of the bridge financing to
  Series H1 preferred shares and
  warrants.................................    1,872,362   $ 1,555            --     $ --      $  9,291      $    --
Issuance of Series H1, less issuance cost
  of
  $766.....................................    1,430,000     1,186            --       --        10,113           --
Issuance of Series I1, less issuance cost
  of $46...................................    3,526,663     2,927            --       --        25,240           --
Cash received from issuance of preferred
  shares...................................           --        --            --       --            --           --
Issuance of common shares pursuant to
  initial public offering less issuance
  cost of $10,784..........................           --        --     9,775,000       10       116,281           --
Conversion of preferred shares to common
  shares...................................  (27,006,193)  (22,415)   27,006,193       27        22,388           --
Net exercise of warrants in connection with
  preferred shares.........................           --        --     2,816,738        3         1,449           --
Exchange of warrants in connection with
  joint sales agreement....................           --        --            --       --         4,121       (3,646)
Performance of services....................           --        --            --       --            --        1,333
Exercise of stock options..................           --        --     2,038,153        2         1,912           --
Stock-based compensation to
  non-employees............................           --        --            --       --           391           --
Issuance of common shares for Employee
  Stock Purchase Plan......................           --        --        40,960       --           453           --
Deferred stock compensation related to
  stock option grants......................           --        --            --       --        12,413           --
Amortization of deferred stock
  compensation.............................           --        --            --       --            --           --
Comprehensive loss:
  Net loss.................................           --        --            --       --            --           --
Unrealized loss on investments.............           --        --            --       --            --           --
  Foreign currency translation
    adjustment.............................           --        --            --       --            --           --
Total comprehensive loss...................
                                             -----------   -------    ----------     ----      --------      -------
Balances as of June 30, 2000...............           --        --    46,748,965     $ 47      $313,764      $(4,384)
                                             ===========   =======    ==========     ====      ========      =======

                                             SUBSCRIPTIONS
                                              AND AMOUNTS                     ACCUMULATED
                                              RECEIVABLE       DEFERRED          OTHER                           TOTAL
                                                 FROM            STOCK       COMPREHENSIVE    ACCUMULATED    SHAREHOLDERS'
                                              SHAREHOLDER    COMPENSATION        INCOME         DEFICIT         EQUITY
                                             -------------   -------------   --------------   ------------   -------------
Conversion of the bridge financing to
  Series H1 preferred shares and
  warrants.................................     $   --         $     --          $  --         $      --       $ 10,846
Issuance of Series H1, less issuance cost
  of
  $766.....................................         --               --             --            (2,055)         9,244
Issuance of Series I1, less issuance cost
  of $46...................................         --               --             --                --         28,167
Cash received from issuance of preferred
  shares...................................      2,000               --             --                --          2,000
Issuance of common shares pursuant to
  initial public offering less issuance
  cost of $10,784..........................         --               --             --                --        116,291
Conversion of preferred shares to common
  shares...................................         --               --             --                --             --
Net exercise of warrants in connection with
  preferred shares.........................         --               --             --                --          1,452
Exchange of warrants in connection with
  joint sales agreement....................         --               --             --                --            475
Performance of services....................         --               --             --                --          1,333
Exercise of stock options..................       (132)              --             --                --          1,782
Stock-based compensation to
  non-employees............................         --               --             --                --            391
Issuance of common shares for Employee
  Stock Purchase Plan......................         --               --             --                --            453
Deferred stock compensation related to
  stock option grants......................         --          (12,413)            --                --             --
Amortization of deferred stock
  compensation.............................         --            9,891             --                --          9,891
Comprehensive loss:
  Net loss.................................         --               --             --           (28,411)       (28,411)
Unrealized loss on investments.............         --               --           (114)               --           (114)
  Foreign currency translation
    adjustment.............................         --               --             19                --             19

Total comprehensive loss...................
                                                ------         --------          -----         ---------       --------
Balances as of June 30, 2000...............     $ (416)        $ (6,239)         $  33         $(140,186)      $162,619
                                                ======         ========          =====         =========       ========


                                             COMPREHENSIVE
                                                  LOSS
                                             --------------
Conversion of the bridge financing to
  Series H1 preferred shares and
  warrants.................................
Issuance of Series H1, less issuance cost
  of
  $766.....................................
Issuance of Series I1, less issuance cost
  of $46...................................
Cash received from issuance of preferred
  shares...................................
Issuance of common shares pursuant to
  initial public offering less issuance
  cost of $10,784..........................
Conversion of preferred shares to common
  shares...................................
Net exercise of warrants in connection with
  preferred shares.........................
Exchange of warrants in connection with
  joint sales agreement....................
Performance of services....................
Exercise of stock options..................
Stock-based compensation to
  non-employees............................
Issuance of common shares for Employee
  Stock Purchase Plan......................
Deferred stock compensation related to
  stock option grants......................
Amortization of deferred stock
  compensation.............................
Comprehensive loss:
  Net loss.................................     $(28,411)
Unrealized loss on investments.............         (114)
  Foreign currency translation
    adjustment.............................           19
                                                --------
Total comprehensive loss...................     $(28,506)
                                                ========
Balances as of June 30, 2000...............


          See accompanying notes to consolidated financial statements.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FISCAL YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(28,411)  $(24,468)  $(30,822)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     3,669      3,497      3,373
    Amortization of deferred stock compensation.............     9,891      5,254      7,604
    Loss on disposition of property.........................        --         --         79
    Amortization of discount on debt........................     1,744      1,952         --
    Interest accrued on convertible note payable............       170        238         --
    Value of consulting services received in exchange for
      shares................................................     1,724      2,679         --
    Value of engineering services received in exchange for
      shares................................................        --      1,072        357
    Changes in operating assets and liabilities:
      Trade receivables.....................................   (14,294)    (1,222)    (4,193)
      Inventories...........................................      (267)    (2,391)      (342)
      Prepaid expenses and other current assets.............      (614)     1,706       (371)
      Accounts payable......................................     4,208     (1,769)     2,363
      Accrued expenses and other current liabilities........       638        937        854
      Deferred revenue......................................      (237)      (776)        88
                                                              --------   --------   --------
        Net cash used in operating activities...............   (21,779)   (13,291)   (21,010)
                                                              --------   --------   --------

Cash flows from investing activities:
  Purchase of short-term investments........................   (92,208)        --         --
  Sale of short-term investments............................        --         75      4,827
  Purchases of property and equipment.......................    (4,287)    (1,728)    (2,540)
  Investment in licensed technologies.......................      (830)      (314)      (937)
  Other assets..............................................        --         --     (1,045)
                                                              --------   --------   --------
        Net cash (used in) provided by investing
          activities........................................   (97,325)    (1,967)       305
                                                              --------   --------   --------

Cash flows from financing activities:
  Proceeds from issuances of common shares..................   116,744         --        428
  Proceeds from issuances of convertible preferred shares
    and warrants............................................    39,589         --     18,245
  Proceeds from issuance of convertible notes and
    warrants................................................        --     12,164         --
  Principal payments on notes payable.......................      (589)      (546)    (6,073)
  Proceeds from exercise of options.........................     3,235        153        161
  Other long-term liabilities...............................        --         --        388
                                                              --------   --------   --------
        Net cash provided by financing activities...........   158,979     11,771     13,149
                                                              --------   --------   --------
  Effect of exchange rate changes on cash and short-term
    investments.............................................        19         66         34
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    39,894     (3,421)    (7,522)
Cash and cash equivalents at beginning of year..............     3,919      7,340     14,862
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 43,813   $  3,919   $  7,340
                                                              ========   ========   ========

Supplemental disclosures of cash flow information:
  Cash paid during year for interest........................  $    138   $    213   $    788
  Non-cash investing and financing activities:
    Licensed technology obtained in exchange for preferred
      shares................................................  $     --   $     --   $  1,000
    Provision of engineering services in exchange for
      preferred shares......................................  $     --   $     --   $  3,500
    Conversion of convertible notes to preferred shares.....  $ 10,846   $     --   $     --
    Conversion of preferred shares and warrants for
      common................................................  $ 22,415   $     --   $     --
    Exchange of warrants in connection with joint sales
      agreement.............................................  $  4,121   $     --   $     --
    Dividend effect of beneficial conversion feature to H1
      shareholders..........................................  $  2,055   $     --   $     --

          See accompanying notes to consolidated financial statements.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                                 1999 AND 1998

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) DESCRIPTION OF BUSINESS

    interWAVE Communications International, Ltd. (the Company) develops, manufactures and markets compact mobile wireless network solutions for GSM wireless communications on a global basis. The Company's products are primarily marketed to communication equipment providers, wireless service providers and systems integrators.

    The Company has a fiscal year that ends on the Friday nearest June 30. Fiscal 2000 and 1998 were 52-week years. Fiscal 1999 was a 53-week year. For presentation purposes the accompanying consolidated financial statements and notes refer to the calendar month-end.

(b) BASIS OF ACCOUNTING AND CONSOLIDATION

    The consolidated financial statements of the Company are presented in conformity with generally accepted accounting principles as adopted in the United States, the instructions to Form 10-K and the rules and regulations of the Securities and Exchange Commission.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: interWAVE Communications, Inc. (Delaware, USA); interWAVE Communications B.V. (Netherlands); interWAVE Communications Solutions Ltd. (United Kingdom); and interWAVE Communications, S.A. (France). The Company also operates a branch office in Hong Kong. All intercompany balances and transactions have been eliminated in consolidation.

(c) INITIAL PUBLIC OFFERING

    On January 28, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form F-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 9,775,000 of its common shares (including 1,275,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $13.00 per share ("Offering"). The Offering was managed by Salomon Smith Barney, Banc of America Securities LLC and SG Cowen. Proceeds to the Company, after deduction of the Underwriters' discount and commission and offering costs of approximately $1.9 million totaled approximately
$116.3 million.

    Upon completion of the Offering, the Company's preferred shares were converted into 27,929,269 of common shares, and all outstanding preferred shares were cancelled and retired.

(d) CURRENCY TRANSLATION

    For operations outside of the United States with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Adjustments arising from translation of non-U.S. currency denominated assets and liabilities for these operations are included as a component of other comprehensive income in shareholders' equity.

    For non-U.S. operations with the U.S. dollar as the functional currency, non-U.S. currency denominated assets and liabilities are remeasured into U.S. dollars using historical rates and any measurement gains and losses are included in the consolidated results of operations and, to date, have not been significant.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(e) CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of more than three months are classified as short-term investments.

    Cash equivalents and short-term investments are classified as "available-for-sale."

    The amortized cost of available-for-sale securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. Available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income.

(f) CONCENTRATION OF RISK

    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on trade receivables, as a majority of the Company's customers are large, well established companies.

    The following table summarizes information relating to the Company's significant customers with balances greater than 10% of trade receivables as of:

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
TRADE RECEIVABLES
  Nortel Networks...........................................     26%        48%
  Hutchison Telecommunications Group........................     24%         8%
  HangZhou Topper Electric Corporation......................     11%         5%
  Alcatel...................................................     11%         9%

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The following table summarizes information relating to the Company's significant customers with revenues comprising greater than 10% of revenue:

                                                                       YEARS ENDED
                                                                         JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES
  Nortel Networks...........................................     28%        51%        18%
  Hutchison Telecommunications Group (1)....................     21%         8%        21%
  ADC Telecommunications/Microcellular Systems, Ltd.(2).....      4%        20%        47%
  Total Access Communications...............................      2%         3%        13%
  HangZhou Topper Electric Corporation......................     11%         2%         0%

------------------------

(1) Hutchison Telecommunications Group includes HutchMax and Lanka Cellular Systems.

(2) Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999. See "Subsequent Events" Note 15.

(g) INVENTORIES

    Inventories are stated at the lower of average cost or market.

(h) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation, calculated using the straight-line depreciation method over the estimated useful lives of the related assets, generally two to five years. Leasehold improvements are depreciated over the life of the underlying lease or the estimated useful life, whichever is shorter.

(i) REVENUE RECOGNITION

    Equipment revenue is recognized when all of the following have occurred: the product has been shipped, title and risk of loss have passed to the customer (generally at time of shipment for U.S. shipments and at time of arrival at an international port for non-U.S. shipments), we have the right to invoice the customer, collection of the receivable is probable, and we have fulfilled all pre-sale contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed. Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to us. Although the Company's products contain a software component, the software is not sold separately and the Company is not contractually obligated to provide software upgrades to its customers.

    The Company provides for estimated warranty costs at the time of sale. Sales agreements include a 12 to 16 month warranty on all hardware and software.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(j) RESEARCH AND DEVELOPMENT COSTS

    Statement of Financial Accounting Standard (SFAS) No. 86 provides for the capitalization of certain software development costs once technological feasibility is established subject to an evaluation of realizability. Capitalized costs are then amortized on a straight-line basis over the estimated product life or based on the ratio of current revenues to projected product revenues, whichever is greater. To date, the Company's products have been available for general release concurrent with the establishment of technological feasibility; and, accordingly, no development costs have been capitalized.

(k) INTANGIBLES

    The Company capitalizes costs of acquiring licenses from third parties for technologies that have reached technological feasibility and can be incorporated into the Company's products. The Company also capitalizes certain external costs associated with patents and trademarks. Except for the license and technical information agreement discussed in Note 9(a), the Company amortizes these assets straight line over four years or based on the ratio of current revenues to projected revenues whichever is greater.

(l) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates its long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date the Company has made no adjustment to the carrying value of its long-lived assets.

(m) INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

(n) LOSS PER SHARE

    The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Diluted shares outstanding includes the assumed conversion of preferred shares.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(o) STOCK-BASED COMPENSATION AND WARRANTS FOR GOODS AND SERVICES

    The Company accounts for stock-based awards to employees using the intrinsic value method. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award.

    Warrants issued for goods or services are valued at the fair value of the equity instrument or the goods or services received, whichever is more readily determinable. Promises of future services are recorded as contra-equity until such time as the services are received.

(p) USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(q) COMPREHENSIVE INCOME

    "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in shareholders' equity. The only component of other comprehensive income for the years ended June 30, 1998 and 1999 was cumulative translation adjustments. The components of other comprehensive income for the year ended June 30, 2000 were cumulative translation adjustments and unrealized investment losses.

(r) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash, cash equivalents, trade receivables, accounts payable and accrued expenses, other current liabilities and convertible notes approximate fair value due to the short maturity of those instruments. The carrying value of the notes payable approximate fair value due to the variable interest rates on these notes.

(2) CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

(a) CASH AND CASH EQUIVALENTS CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash........................................................  $ 5,487     $  708
  Money market funds........................................    6,449      2,216
  Commercial paper..........................................   31,877        995
                                                              -------     ------
                                                              $43,813     $3,919
                                                              =======     ======

    The Company maintains certificates of deposit in the amount of $121,000 and $684,000 that are collateral for two letters of credit on leased facilities in Redwood City and Menlo Park. The certificates

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(2) CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED) of deposit are restricted for use until the expiration of the lease terms in September 2002 and February 2005, respectively.

(b) SHORT-TERM INVESTMENTS:

    Available-for-sale investments at June 30, 2000 were as follows:

                                                                   GROSS        GROSS
                                                                 UNREALIZED   UNREALIZED   ESTIMATED
                                                        COST       GAINS        LOSSES     FAIR VALUE
                                                      --------   ----------   ----------   ----------
U.S. government securities..........................  $ 11,562       $ 7         $ (15)     $ 11,554
Commercial paper....................................    30,797        --            (1)       30,796
Bank time deposits..................................    22,246         5            (6)       22,245
Corporate bonds.....................................    58,400         8          (113)       58,295
                                                      --------       ---         -----      --------
Total available-for-sale investments................   123,005        20          (135)      122,890
Less amounts classified as cash equivalents.........   (30,797)       --            (1)      (30,796)
                                                      --------       ---         -----      --------
                                                      $ 92,208       $20         $(134)     $ 92,094
                                                      ========       ===         =====      ========

    The majority of the Company's investments is in short-term fixed rate debt and consists primarily of A-1 and P-1 or better rated financial instruments.

(3) INVENTORIES

    Inventories consist of (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
      Work in Process.......................................   $4,544     $5,290
      Finished goods........................................      208        373
      Inventory held at subcontractors......................    1,855        676
                                                               ------     ------
                                                               $6,607     $6,339
                                                               ======     ======

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(4) PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows (in thousands):

                                                                JUNE 30,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Machinery and equipment..................................  $ 13,586   $10,554
Computer equipment.......................................     4,063     3,323
Furniture and fixtures...................................       181       260
Leasehold improvements...................................       793       197
                                                           --------   -------
                                                             18,623    14,334
Less accumulated depreciation and amortization...........   (11,762)   (9,000)
                                                           --------   -------
                                                           $  6,861   $ 5,334
                                                           ========   =======

(5) INTANGIBLES

    A summary of intangibles is as follows (in thousands):

                                                                  JUNE 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Licensed technology........................................  $ 1,677     $1,243
Patents and trademarks.....................................    2,533      2,387
                                                             -------     ------
                                                               4,210      3,630
Less accumulated amortization..............................   (1,435)      (775)
                                                             -------     ------
                                                             $ 2,775     $2,855
                                                             =======     ======

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(6) INCOME TAXES

    Income tax expense (benefit) for the fiscal years ended June 30, 2000, 1999 and 1998 consisted of the following (in thousands):

                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
2000:
  U.S. Federal..............................................    $ --       $ --       $ --
  Other.....................................................      54         45         99
                                                                ----       ----       ----
    Total...................................................    $ 54       $ 45       $ 99
                                                                ====       ====       ====

1999:
  U.S. Federal..............................................    $ --       $ --       $ --
  Other.....................................................     114         (1)       113
                                                                ----       ----       ----
    Total...................................................    $114       $ (1)      $113
                                                                ====       ====       ====

1998:
  U.S. Federal..............................................    $ --       $ --       $ --
  Other.....................................................     186         34        220
                                                                ----       ----       ----
    Total...................................................    $186       $ 34       $220
                                                                ====       ====       ====

    The reconciliation between the amount computed by applying the U.S. Federal statutory tax rate of 34% to income taxes and the actual provision for income taxes follows (in thousands):

                                                                      JUNE 30,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
Income tax expense at statutory rate.....................  $(9,626)   $(8,281)   $(10,405)
Non-U.S. income taxed at rate other than the U.S. federal
  rate...................................................      (78)      (218)       (108)
Losses, in a zero tax jurisdiction.......................    2,558      4,035       6,771
Cumulative tax effect of adjustments to cost sharing
  agreement between U.S. and Bermuda.....................   (7,047)        --          --
Net losses and temporary differences for which no current
  benefit is recognized..................................   14,077      4,306       3,782
Other....................................................      215        271         180
                                                           -------    -------    --------
                                                           $    99    $   113    $    220
                                                           =======    =======    ========

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(6) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                          FISCAL YEARS ENDED JUNE 30,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Deferred tax assets:
  Technology asset.....................................  $    646   $    781   $    916
  Inventory............................................     1,013        809      1,611
  Allowance for doubtful accounts......................        15        305         --
  Accruals and reserves................................       801        526        428
  Net operating loss carryforwards.....................    23,636      9,559      5,168
  Research and other tax credit carryforwards..........     5,031      3,481      2,509
  Fixed assets.........................................       278         --         --
    Total gross deferred tax assets....................    31,420     15,461     10,632
  Less valuation allowance.............................   (31,420)   (15,438)   (10,550)
                                                         --------   --------   --------
    Total deferred tax assets..........................        --         23         82
  Deferred tax liabilities -- Fixed assets.............       (56)       (65)      (125)
                                                         --------   --------   --------
    Net deferred tax liabilities.......................  $    (56)  $    (42)  $    (43)
                                                         ========   ========   ========

    The net change in the total valuation allowance from the year ended
June 30, 2000 and 1999 was an increase of approximately $16,038,000 and $4,888,000, respectively. Management believes that sufficient uncertainty exists regarding the future realization on deferred tax assets and accordingly, a valuation allowance is required.

    The company has net operating loss carryforwards for federal and California income tax return purposes of approximately $61,096,000 and $31,848,000, respectively. The net operating losses expire in the following years in the following amounts:

                                                             U.S. FEDERAL   CALIFORNIA
                                                             ------------   -----------
Expires in year:
  2001.....................................................  $        --    $    24,000
  2002.....................................................           --      4,298,000
  2003.....................................................           --      8,778,000
  2004.....................................................           --      8,205,000
  2005.....................................................           --     10,543,000
  2010.....................................................       13,000             --
  2011.....................................................       41,000             --
  2012.....................................................    8,009,000             --
  2013.....................................................   17,030,000             --
  2019.....................................................   15,796,000             --
  2020.....................................................   20,207,000             --
                                                             -----------    -----------
                                                             $61,096,000    $31,848,000
                                                             ===========    ===========

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(6) INCOME TAXES (CONTINUED)
    The company also has foreign net operating losses in France of $133,000; which expire in 2002.

    The Company also has research credit carryforwards for U.S. federal and California income tax return purposes of approximately $2,735,000 and $1,662,000, respectively. The federal research credit carryforwards will expire beginning in 2010 through 2020; California research credits carry forward indefinitely until utilized. The Company also has U.S. federal minimum tax credits of approximately $36,000, which carry forward indefinitely until utilized. The Company also has California manufacturer's investment credit carryforwards of approximately $639,000, which expire in 2006 through 2010.

(7) EQUIPMENT LINE OF CREDIT

    During 1997, the Company obtained a secured equipment line of credit of $2,500,000. Borrowings bear interest at 6% above the average term Treasury Note two weeks preceding a drawdown. The Company had $486,000 outstanding under the secured equipment line of credit as of June 30, 2000, the entire amount is included in current portion of notes payable. As of June 30, 1999, the Company had $1,073,000 outstanding under the secured equipment line of credit, of which $486,000 is included in long-term liabilities and $587,000 is included in current portion of notes payable. The Company does not have the ability to borrow additional amounts under this facility. Borrowings under the line of credit are payable monthly with the final payments due in July 2001.

(8) CONVERTIBLE NOTES

    In March 1999, as part of a bridge financing the Company issued $12,691,830 of convertible notes payable to a group of its preferred and common shareholders in exchange for $12,163,965 in cash and a note receivable of $527,865. As of June 30, 1999, the convertible notes, including accrued interest of $231,211 amounted to $12,923,041. The principal amount, together with interest accrued at 8% per annum, would have been due and payable on December 3, 1999 or automatically converted into a new series of preferred shares upon the closing of a minimum of $10 million of a new series of preferred shares to new investors. As a result of the issuance of Series H-1 preferred shares on September 9, 1999, the notes converted to Series H-1 preferred shares at a price of $7 per share. As an incentive to participate in the convertible note financing, current holders of Series A, B, C, D, E, F and G preferred shares ("original preferred shares") who participated at a minimum level based on their respective ownership percentage were entitled to exchange their original preferred shares for A-1, B-1, C-1, D-1, E-1, F-1 and G-1 preferred shares, respectively ("new preferred shares"), whose terms were identical to the original preferred shares, except that the new preferred shares would be preferential in liquidation to all original preferred shares. All of the preferred shares converted to common shares on a one-for-one basis on the Company's "initial public offering."

    In conjunction with the bridge loan financing, the participants in the convertible notes were granted a warrant to purchase one share of common shares for each $2 invested in the convertible notes. As a result, the Company issued warrants to purchase 6,345,939 shares of common shares at a price of $0.70 per share, which are exercisable any time for a period of 5 years from date of issuance. The proceeds from the bridge financing were allocated between the convertible notes and the warrants based upon their relative fair values. The amount of $5,592,552 (net of proportionate value of note receivable of $284,466) ascribed to the warrants was estimated using the Black-Scholes option valuation model with the following assumptions: no expected dividend yield; risk free interest rate of 6%;

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(8) CONVERTIBLE NOTES (CONTINUED)
expected volatility 70%; and contractual term of 5 years. The value of the warrants had been recorded as a discount on the convertible notes payable and additional paid-in-capital and will be amortized over the term of the debt.

    The note receivable of $527,865 has been recorded as a reduction of the convertible notes of $243,399 and a reduction of the warrants of $284,466 determined on a basis proportionate to the fair value of the bridge loan and warrants.

    As of June 30, 2000 1,893,662 warrants have been exercised. Interest expense of $1,921,447 and $1,921,567 has been recorded in connection with the amortization of the discount in fiscal 2000 and 1999, respectively.

    A summary of the convertible notes is as follows (in thousands):

Convertible notes, plus accrued interest....................  $12,923
Less unamortized discount on term loan in connection with
  the issuance of
  warrants..................................................   (3,926)
Less: proportionate value of note receivable................     (243)
                                                              -------
                                                              $ 8,754
                                                              =======

(9) PREFERRED AND COMMON SHARES

(a) CONVERTIBLE PREFERRED SHARES

    On January 28, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form F-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 9,775,000 shares of its common shares. Upon completion of the Offering, the Company's preferred shares were converted into 27,929,269 of common shares, and all outstanding preferred shares were cancelled and retired.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(9) PREFERRED AND COMMON SHARES (CONTINUED)
    A summary of outstanding convertible preferred shares as of June 30, 1999 was as follows:

                                                              JUNE 30, 1999
                                                        -------------------------
                                                          SHARES      LIQUIDATION
SERIES                                                  OUTSTANDING   PREFERENCE
------                                                  -----------   -----------
                                                             (IN THOUSANDS,
                                                           EXCEPT SHARE DATA)
A.....................................................          --      $    --
A-1...................................................   3,400,000        2,822
B.....................................................          --           --
B-1...................................................   2,670,000        3,204
C.....................................................          --           --
C-1...................................................   1,000,000        1,500
D.....................................................      41,000          123
D-1...................................................   4,639,000       13,917
E.....................................................     109,200        1,072
E-1...................................................   2,457,967       24,600
F.....................................................          --           --
F-1...................................................   1,500,000       17,250
G.....................................................          --           --
G-1...................................................   3,714,286       26,000
H.....................................................     360,000        2,520
H-1...................................................     285,715        2,000
                                                        ----------      -------
                                                        20,177,168      $95,008
                                                        ==========      =======

    On September 10, 1999, the Company completed an offering of 1,715,715 shares of Series H-1 preferred shares and issued warrants to purchase an aggregate of 240,000 shares of common shares at $1 per share to a group of investors in exchange for $12,010,000 (before financing costs of $766,000). The Series H-1 contained a $7 per share liquidation preference and converted to common shares on a one-to-one basis. The warrants valued at $1,340,000 expire three years from the issuance date, or upon the effectiveness of an initial public offering, whichever comes first, unless previously exercised. All of the warrants were exercised upon the Company's initial public offering. The fair value of the H-1 preferred and common shares at time of issuance of Series H-1 was deemed to be $7.50 per share, resulting in recognition of a dividend at the time of issuance (a beneficial conversion) of $2,055,000. The sale of Series H-1 preferred shares met the minimum $10 million new financing described in footnote 8, and resulted in the automatic conversion of the convertible notes and interest accrued thereon into 1,872,362 shares of Series H-1 and the issuance of warrants to purchase 253,874 shares of common shares for $1 per share to the note holders. The warrants expire three years from the issuance date, or upon the effectiveness of an initial public offering, whichever comes first, unless previously exercised.

    In September 1999, the Company entered into a memorandum of understanding expiring in August 2000 with an investor to distribute and manufacture the investor's products and for the investor to market the company's products in Canada. The Company expects to enter into a four-year distribution agreement. In conjunction with the memorandum of understanding the Company issued a

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(9) PREFERRED AND COMMON SHARES (CONTINUED) warrant to purchase 615,000 common shares at an exercise price of $1 per share and received a warrant to purchase 225,225 shares of the investor's publicly traded common shares at $3.3125 per share expiring in August 2002. The warrant to purchase the Company's common shares was exercised during the current fiscal year.

    The amount of $475,688 ascribed to the warrants received by the Company was estimated using the Black-Scholes option valuation model with the following assumptions: no expected dividend yield; risk free interest rate of 6%; expected volatility of 81%; and contractual term of 3 years. The warrant received was recorded in other assets as of September 30, 1999.

    The amount of $4,121,688 ascribed to the warrants issued to the investor was estimated using the Black-Scholes option valuation model with the following assumptions: no expected dividend yield; risk free interest rate of 6%; expected volatility of 70%; and contractual term of 3 years. The warrant was recorded as additional paid in capital. The amount of $3,646,000 ascribed to the services to be received from the investor was determined as the difference in value between the warrants exchanged. This amount has been recorded as contra equity and will be amortized to expense over the four year term of the distribution agreement.

    In November 1999, the Company completed an offering of 1,526,663 Series I-1 preferred shares to Alcatel in exchange for $12,013,304 (net of financing costs of $200,000). The Series I-1 contained an $8 per share liquidation preference and converted to common shares on a one-to-one basis. In connection with the sale of Series I-1 preferred shares, the Company and Alcatel entered into a purchase and distribution agreement whereby Alcatel will market the Company's wireless office network products through Alcatel's enterprise solutions division.

    In December 1999, the Company sold 2,000,000 Series I-1 preferred shares to Holodeck for $16 million on similar terms as the November 1999 sale of shares to Alcatel.

(b) SHARE OPTION PLAN

    In fiscal 1995, the Board of Directors adopted the 1994 Share Plan (the
Plan) providing for the issuance of common share options to employees and consultants of the Company. The share options are a combination of both incentive and non-statutory share options.

    Incentive share options may be granted at not less than 100% of the fair market value per share, and non-statutory share options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of shares of the Company, for which the exercise price must not be less than 110% of the fair market value. Share option plan shares generally vest 25% after one year, with the remainder vesting monthly over the following three years. Additional options granted to existing employees after July 28, 1998 are in general vesting monthly over four years.

    The Company uses the intrinsic value method to account for the 1994 plans. Accordingly compensation cost has been recognized for its stock options in the accompanying financial statements if, on the date of grant, the current market value of the underlying common shares exceeded the exercise price of the stock options at the date of grant.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(9) PREFERRED AND COMMON SHARES (CONTINUED)
    During fiscal 2000, 1999 and 1998, the Company granted options with a weighted-average exercise price of $5.46, $0.90 and $1.15 respectively, compared to the weighted-average fair value of approximately $2.74, $3.03 and $6.37 for the same respective periods.

    Options generally have 10 year terms. However, options granted to an optionee who, at the time the option is granted, owns shares representing more than 10% of the voting power of all classes of shares of the Company, generally have 5 year terms.

    The Company has reserved 10,730,000 common shares for issuance under the Plan. A summary of the Company's share option plan activity is as follows:

                                                                JUNE 30,
                                 -----------------------------------------------------------------------
                                          2000                     1999                    1998
                                 ----------------------   ----------------------   ---------------------
                                              WEIGHTED-                WEIGHTED-               WEIGHTED-
                                               AVERAGE                  AVERAGE                 AVERAGE
                                              EXERCISE                 EXERCISE                EXERCISE
                                   SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                                 ----------   ---------   ----------   ---------   ---------   ---------
Outstanding at beginning of
  year.........................   4,304,811     $0.77      3,265,867     $0.74     3,007,986     $0.52
Granted........................   3,855,000      5.46      2,417,100      0.90     1,044,500      1.15
Exercised......................  (2,029,153)     0.94       (278,174)     0.55      (447,807)     0.23
Canceled.......................    (517,928)     3.28     (1,099,982)     1.09      (338,812)     0.72
                                 ----------     -----     ----------     -----     ---------     -----
Outstanding at year-end........   5,612,730      3.70      4,304,811      0.77     3,265,863      0.74
                                 ==========     =====     ==========     =====     =========     =====

Options exercisable at
  year-end.....................   1,598,541     $2.70      2,026,902     $0.61     1,362,648     $0.46
                                 ----------     -----     ----------     -----     ---------     -----

    The following table summarizes information about share options outstanding and exercisable under the Plan as of June 30, 2000:

                                           WEIGHTED-AVERAGE
                             NUMBER      REMAINING CONTRACTUAL   WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING       LIFE (YEARS)         EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------   -----------   ---------------------   ----------------   -----------   ----------------
0.12-$$0.30.......             97,173             5.27                $ 0.29            97,173         $ 0.29
0.70.............           1,856,787             8.90                  0.70           430,874           0.70
1.00.............             165,372             6.30                  1.00           145,058           1.00
1.15.............           1,009,845             7.77                  1.15           460,785           1.15
1.50.............             715,132             9.00                  1.50            35,706           1.50
4.00-7.60........             846,216             9.33                  6.36           388,011           7.30
8.00-10.00.......             563,205             9.56                  8.73            34,398           8.19
10.62-25.50......             193,000             9.86                 12.50             1,538          11.00
25.81............             160,000             9.75                 25.81             4,998          25.81
30.93............               6,000             9.78                 30.93                --             --
                            ---------             ----                ------         ---------         ------
                            5,612,730             8.76                $ 3.70         1,598,541         $ 2.70
                            =========             ====                ======         =========         ======

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(9) PREFERRED AND COMMON SHARES (CONTINUED)

    Under SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net loss and net loss per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistently with the fair value approach described in SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share for the years ended June 30, 2000, 1999 and 1998, would have been changed as indicated below (in thousands, except per share amounts):

                                                            JUNE 30,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
Net loss:
  As reported..................................  $(30,466)  $(24,468)  $(30,822)
  Pro forma....................................  $(33,668)  $(26,417)  $(35,485)
Net loss per share:
  As reported..................................  $  (1.33)  $  (4.96)  $  (6.68)
  Pro forma....................................  $  (1.47)  $  (5.35)  $  (7.69)

    The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                         2000           1999           1998
                                                       --------       --------       --------
Weighted average risk-free rate......................    5.62%          5.29%          5.56%
Expected life (years)................................       3              5              5
Volatility...........................................      80%            70%            70%
Dividend yield.......................................       0              0              0

(10) TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

    For the years ended June 30, 2000, 1999, and 1998, the Company engaged in business transactions with investors and major customers resulting in the following revenue, deferred revenue, and trade receivables: (in thousands):

                                                     2000       1999       1998
                                                   --------   --------   --------
Revenue:
  Alcatel........................................  $ 2,541    $ 1,219    $    --
  Nortel Networks................................    8,574      8,797      2,392
  Hutchison Telecommunications Group.............    6,353      1,409      2,754
  ADC Telecommunications/Microcellular Systems
    Ltd.(1)......................................    1,317      3,449      6,099
  Total Access Communications....................      500        505      1,750
                                                   -------    -------    -------
                                                   $19,285    $15,379    $12,995
                                                   =======    =======    =======

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(10) TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS (CONTINUED)

                                                                2000       1999
                                                              --------   --------
Deferred Revenue:
  Nortel Networks...........................................   $   --     $1,508
  Hutchison Telecommunications Group........................       --        144
  Total Access Communications...............................       --         56
                                                               ------     ------
                                                               $   --     $1,708
                                                               ======     ======

                                                               2000       1999
                                                             --------   --------
Trade Receivables:
  Alcatel..................................................  $ 2,263     $  696
  Nortel Networks..........................................    5,487      3,669
  ADC Telecommunications/Microcellular Systems, Ltd.(1)....      434         --
  Hutchinson Telecommunications Group......................    5,050        509
                                                             -------     ------
                                                             $13,234     $4,874
                                                             =======     ======

------------------------

(1) Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999. See "Subsequent Events" Note 15.

(11) COMMITMENTS

(a) OPERATING LEASE COMMITMENTS

    The Company leases its facilities under noncancelable operating leases. These leases expire at various dates ranging from February 2001 to June 2005. Future minimum lease payments as of June 30, 2000, are as follows (in thousands):

YEAR ENDING JUNE 30
-------------------
  2001......................................................  $ 2,958
  2002......................................................    3,053
  2003......................................................    2,640
  2004......................................................    2,405
  2005......................................................    1,458
                                                              -------
      Total maximum lease payments..........................  $12,514
                                                              =======

    The Company's facilities in Redwood City were subleased during March, 2000 and the payments of approximately $1.7 million received from the subleases will cover our proportionate costs to the landlord under the existing lease. The subleases will terminate at the same time that our lease ends on September 30, 2002.

    Rent expense was approximately $1,950,000, $961,000, and $822,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(11) COMMITMENTS (CONTINUED)
(b) CONTRACT MANUFACTURERS

    The Company generally commits to purchase products from its contract manufacturers to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of June 30, 2000, the Company had committed to make purchases totaling $7.5 million from these manufacturers in the next
60 days. In addition, in specific instances, the Company may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

(12) LITIGATION

    On June 28, 1999, the Company filed a complaint against JetCell Corporation in United States District Court alleging misappropriation of trade secrets and patent infringement. The complaint seeks injunctive relief and damages. On
July 19, 1999, JetCell filed an answer to the complaint and a series of counterclaims against the Company. The answer denied the allegations made in the complaint and the counterclaims included allegations against the Company of unfair trade practices, unfair competition, defamation, and patent misuse. The answer and counterclaims seek injunctive relief, damages, invalidation of the Company's patents and a dismissal of the complaint. On August 9, 1999 we filed an awswer to JetCell's counter claims denying the allegation made in the counter claims. The Company is unable to predict the outcome of the lawsuit and does not expect it to be resolved in the near future. However, if the Company is unable to settle these proceedings in a satisfactory manner, the legal proceedings may be time consuming and expensive and the outcome could be adverse to the Company. If the outcome is adverse to the Company, we would experience more competition in the Company's markets and may be required to license technology required for the Company's products, either of which could harm the Company's business and financial results. An adverse outcome could have a material adverse effect on our financial position. In May 2000 JetCell was acquired by Cisco Systems, Inc. ("Cisco"). Cisco was substituted for JetCell and Cisco is now the defendant.

(13) EMPLOYEE BENEFIT PLANS

    The Company maintains a 401(k) defined contribution benefit plan that covers all U.S. employees who have attained the age of at least 20.5 years. This plan allows employees to defer up to 20% of their pretax salary in certain investments at the discretion of the employee. In addition, effective July 1, 1999, the Company amended the Plan to provide for a 100% vested Employer Matching Contribution equal to 10% of the amount a participant elects to defer as an elective contribution to the Plan up to a maximum of $1,000 during a plan year. The Company had matching contributions to the Plan of $48,000 for the year ended June 30, 2000, however, no matching contributions were made during the years ended June 30, 1999 and 1998.

    The Company has a Employee Stock Purchase Plan (ESPP), under which eligible employees may authorize payroll deductions of up to 15 percent of their compensation, as defined, to purchase common shares at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the offering period.

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(14) SEGMENT INFORMATION

    In fiscal 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: manufacturing and sale of compact mobile wireless network solutions.

    Due to the nature of our business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the fiscal years 2000, 1999, and 1998 is based on our customers' location. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year.

    Net revenues from unaffiliated customers by geographic region were as follows (in thousands):

                                                        YEARS ENDED JUNE 30,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
United States....................................  $ 3,580    $ 3,449    $ 6,099
Europe...........................................   12,052     11,041      2,393
Asia.............................................   14,507      2,803      4,503
                                                   -------    -------    -------
                                                   $30,139    $17,293    $12,995
                                                   =======    =======    =======

    Net long-lived assets by country were as follows (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
United States...............................................   $6,008     $4,709
Europe......................................................      117        123
Asia........................................................      736        502
                                                               ------     ------
                                                               $6,861     $5,334
                                                               ======     ======

(15) SUBSEQUENT EVENTS (UNAUDITED)

    In July 2000, the Company purchased all of the outstanding shares of Microcellular Systems Limited, an Irish company, for approximately
$13.5 million. This consideration is comprised of $3.1 million in cash, 555,556 shares of interWAVE common shares and the assumption of approximately
$3.1 million of Microcellular's liabilities. In addition, the Company committed future consideration of up to $2.5 million in cash payments to current Microcellular shareholders based on the

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JUNE 30, 2000,
                           1999 AND 1998 (CONTINUED)

(15) SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) achievement of certain sales objectives for the period from July 2000 through June 2001, payable by August 31, 2001.

    Microcellular Systems Limited is a systems integrator and service provider focused on worldwide microcellular GSM systems. The acquired business has offices in Ireland, England, China, and California.

    The Company will treat the acquisition as a purchase. The total purchase consideration will be allocated to the assets acquired and liabilities assumed based on their estimated fair values as of July 28, 2000. Goodwill represents the excess of purchase consideration over the fair value of assets, including identifiable intangible assets, net of the fair value of liabilities assumed. This allocation process is not complete, but based upon preliminary estimates the Company anticipates that goodwill of approximately $8.0 million will be recorded, including the estimated contingent consideration.

CONSOLIDATED SUPPLEMENTARY DATA
(unaudited)

    The following table sets forth certain unaudited condensed consolidated statement of operations data for each quarter of 1999 and 2000. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

                                                                     QUARTERS ENDED
                                 ---------------------------------------------------------------------------------------
                                 JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31    DEC. 31,   SEPT. 30,
                                   2000       2000       1999       1999        1999       1999       1998       1998
                                 --------   --------   --------   ---------   --------   --------   --------   ---------
                                                                     (IN THOUSANDS)
Total revenues.................  $ 9,737    $ 7,995    $ 7,030    $  5,377    $ 4,685    $ 4,023    $ 4,097     $ 4,487
Cost of revenues...............    5,647      4,948      4,179       3,973      3,993      3,014      3,047       2,477
Net loss attributable to common
  shares outstanding...........   (5,285)    (6,615)    (7,033)    (11,525)    (7,952)    (5,559)    (5,752)     (5,091)
Basic and diluted net loss per
  share........................    (0.11)     (0.19)     (1.14)      (2.10)     (1.61)     (1.11)     (1.17)      (1.05)
Shares used to compute basic
  and diluted net loss per
  share........................   46,582     34,231      6,182       5,480      5,020      4,989      4,910       4,840

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
interWAVE Communications International, Ltd.:

    Under date of August 7, 2000, we reported on the consolidated balance sheets of interWAVE Communications International, Ltd. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings, retained earnings, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements and our report thereon are included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

Mountain View, California
August 7, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED JUNE 30, 2000, 1999, 1998

                                                BALANCE          ADDITIONS
                                              BEGINNING OF        CHARGED                         BALANCE END
DESCRIPTION                                      PERIOD          TO INCOME       DEDUCTIONS        OF PERIOD
-----------                                   ------------       ---------       ----------       -----------
2000:
Reserve deducted from assets:
Allowance for doubtful trade
  receivables..........................         $255,000         $847,851        $(468,851)(a)      $634,000

1999:
Reserve deducted from assets:
Allowance for doubtful trade
  receivables..........................         $125,000         $227,847        $ (97,847)(a)      $255,000

1998:
Reserve deducted from assets:
Allowance for doubtful trade
  receivables..........................         $200,000         $     --        $ (75,000)(a)      $125,000

------------------------

(a) Accounts charged off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended June 30, 2000. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) (1) FINANCIAL STATEMENTS

    The Financial Statements required by this item, with the independent auditors' report, are submitted in a separate section beginning on page 40 of this report.

    (A) (2) FINANCIAL STATEMENT SCHEDULES

    The financial statement schedule "Schedule II--Valuation and Qualifying Accounts" along with the independent auditors' report is filed as part of this report and should be read in conjunction with the consolidated statements.

    All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (A) (3) EXHIBITS

    See Exhibit Index at page 70 of this Form 10-K.

    (B) interWAVE did not file or amend any reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2000.

                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
                           ANNUAL REPORT ON FORM 10-K
                               INDEX TO EXHIBITS

      EXHIBITS          DESCRIPTION
      --------          -----------
       3.2(1)           Amended and Restated By-laws of the Registrant
       3.3(1)           Memorandum of Association
      10.1(1)           Form of indemnification agreement
      10.2(1)           1994 Stock Plan and form of stock option agreement and
                          restricted stock purchase agreement
      10.3(1)           1999 Option Plan and form of subscription agreement
      10.4(1)           1999 Share Purchase Plan and form of subscription agreement
      10.5(1)           Lease between Marina Investments, Inc. and interWAVE
                          Communications Inc., dated February 15, 1999
      10.6(1)           OEM purchase agreement between Registrant and Nortel
                          Networks Corporation, dated March 27, 1998
      10.7(1)           Purchase/resale agreement between Registrant and ADC
                          Telecommunications, Inc., dated February 27, 1997
      10.8(1)           Assignment agreement among ADC Telecommunications, Inc.,
                          Microcellular Systems, Ltd. and the Registrant, dated May
                          13, 1999
      10.9(1)           Joint development agreement between Registrant and ADC
                          Telecommunications Inc., dated September 4, 1998
      10.10(1)          Offer of employment between Registrant and Ian V. Sugarbroad
      10.11(1)          Offer of employment between Registrant and Thomas W. Hubbs
      10.13(1)          Amended and Restated Rights Agreement by and among
                          Registrant and certain shareholders, dated in August 1999
      10.14(1)          Form of warrant by and between Registrant and Intasys
                          Corporation
      10.15(1)          Form of warrant by and between Registrant and MediaTel
                          Capital
      10.16(1)          Form of warrant by and between Registrant and Nortel
                          Networks Corporation
      10.17(1)          Patent license agreement by and between Registrant and
                          Nortel Networks Corporation
      10.18(1)          Technical information agreement by and between Registrant
                          and Nortel Networks Corporation
      10.19(1)          Value-added services agreement between Registrant and
                          Pemstar, Inc.
      10.20(1)          Distribution and OEM agreement by and between Registrant and
                          Alcatel, dated October 27, 1999
      10.21(1)          Lease between Tyco Electronics Corporation and interWAVE
                          Communications, Inc., dated November 24, 1999
      10.22(1)          Base Station System Agreement by and between Registrant and
                          Lanka Cellular Services (PTV) Limited, dated December 1999
      21.1(1)           List of Subsidiaries
      23.1              Consent of KPMG LLP, independent public accountants
      27.1              Financial data schedule

------------------------

(1) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Menlo Park, State of California, on September 25, 2000.

                                                       INTERWAVE COMMUNICATIONS
                                                       INTERNATIONAL, LTD.

                                                       By:             /s/ PRISCILLA M. LU
                                                            -----------------------------------------
                                                                         Priscilla M. Lu
                                                                     CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Priscilla M. Lu and Thomas W. Hubbs, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
             /s/ PRISCILLA M. LU
    ------------------------------------       Authorized Representative           September 25, 2000
               Priscilla M. Lu

             /s/ PRISCILLA M. LU               Chief Executive Officer and
    ------------------------------------         Chairman of the Board (Principal  September 25, 2000
               Priscilla M. Lu                   Executive Officer)

                                               Executive Vice President and Chief
             /s/ THOMAS W. HUBBS                 Financial Officer (Principal
    ------------------------------------         Financial and Accounting          September 25, 2000
               Thomas W. Hubbs                   Officer)

            /s/ THOMAS R. GIBIAN
    ------------------------------------       Director                            September 25, 2000
              Thomas R. Gibian

              /s/ KEVIN A. FONG
    ------------------------------------       Director                            September 25, 2000
                Kevin A. Fong

            /s/ MATTHEW J. DESCH
    ------------------------------------       Director                            September 25, 2000
              Matthew J. Desch

             /s/ ANDREW C. WANG
    ------------------------------------       Director                            September 25, 2000
               Andrew C. Wang