Form 10-Q
period 2000-09-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2000-11-13
CIK 1095478

                                  UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION - DRAFT #D5A
                              Washington D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarter ended                    SEPTEMBER 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from    --------------       to    ----------------


                   Commission File Number          000-1095478
                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Bermuda                                  98-0155633
                  -------                                  ----------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                identification No.)

         CLARENDON HOUSE, 2 CHURCH STREET
         P.O. BOX HM 1022
         HAMILTON HM DX, BERMUDA                          NOT APPLICABLE
         -----------------------                          --------------
         (Address of principal executive offices)           (Zip code)

                                 (441) 295-5950
                                 --------------
               (Registrant's telephone number including area code)

                                   ----------

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

YES X                 NO
    -

As of November 3, 2000, 48,521,650 shares of Registrant's common shares, no par value, were outstanding.

                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
                                AND SUBSIDIARIES
                                      INDEX


                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2000 and  June 30, 2000                                  3

Condensed Consolidated Statements of Operations for the three months ended
             September 30, 2000 and 1999                                                                        4

Condensed Consolidated Statements of Cash Flows for the three months
             ended September 30, 2000 and 1999                                                                  5

Notes to Condensed Consolidated Financial Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                             13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     21
Item 2.  Changes in Securities and Use of Proceeds                                                             21
Item 3.  Defaults upon Senior Securities                                                                       21
Item 4.  Submission of Matters to a Vote of Security Holders                                                   21
Item 5.  Other Information                                                                                     22
Item 6.  Exhibits and Reports on Form 8-K                                                                      22

SIGNATURES                                                                                                     23

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              SEPTEMBER 30,              JUNE 30,
                                                                                   2000                    2000
                                                                           ---------------------     -----------------
                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $  42,437              $  43,813
  Short-term investments                                                              71,960                 92,094
  Trade receivables, net of allowance of $3,634 and $ 634
    at September 30, 2000 and June 30, 2000, respectively                             22,365                 21,293
  Inventories                                                                          8,868                  6,607
  Prepaid expenses and other current assets                                            5,665                  1,654
                                                                                   ---------              ---------
      Total current assets                                                           151,295                165,461

Property and equipment, net                                                            8,481                  6,861
Intangibles, net                                                                      15,856                  2,775
Other assets                                                                           2,942                    556
                                                                                   ---------              ---------
       Total assets                                                                $ 178,574              $ 175,653
                                                                                   =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   8,185              $   6,965
   Accrued expenses                                                                    4,299                  3,566
   Notes payable                                                                       1,350                    486
   Other current liabilities                                                             734                    306
                                                                                   ---------              ---------
        Total current liabilities                                                     14,568                 11,323

Other long-term liabilities                                                            1,741                  1,711
                                                                                   ---------              ---------
Total liabilities                                                                     16,309                 13,034

Shareholders' equity:

Common shares, $0.001 par value; 100,000,000 authorized;
     issued and outstanding 48,477,712 and 46,748,965 shares
     at September 30, 2000 and June 30, 2000, respectively                                48                     47
   Additional paid-in-capital                                                        321,683                313,764
   Deferred stock compensation                                                        (4,819)                (6,239)
   Services receivable from shareholder                                               (4,025)                (4,384)
   Subscriptions and amounts receivable from shareholders                               (416)                  (416)
   Accumulated other comprehensive income                                                244                     33
   Accumulated deficit                                                              (150,450)              (140,186)
                                                                                   ---------              ---------
      Total shareholders' equity                                                     162,265                162,619
                                                                                   ---------              ---------
           Total liabilities and shareholders' equity                              $ 178,574              $ 175,653
                                                                                   =========              =========

            See Notes to Condensed Consolidated Financial Statements

         INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                                   THREE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                      2000                                1999
                                                  -----------                         -----------
Net revenues                                       $ 10,460                             $  5,377
Cost of revenues                                      5,924                                3,973
                                                   --------                             --------
Gross profit                                          4,536                                1,404

Operating expenses:
   Research and development                           6,717                                3,562
   Selling, general and
    administrative                                    7,479                                2,088
   Amortization of deferred stock
         compensation *                               1,293                                3,324
   In-process research/development                      407                                   --
   Amortization of goodwill and purchased
         intangible assets                              758                                   --
                                                   --------                             --------
   Total costs and expenses                          16,654                                8,974
                                                   --------                             --------
Operating loss                                      (12,118)                              (7,570)

   Interest expense                                     (45)                              (1,959)
   Interest income                                    2,047                                   58

   Other income/expense, net                           (139)                                   1
                                                   --------                             --------
Net loss before income taxes                        (10,255)                              (9,470)
   Income tax expense                                     9                                   --
                                                   --------                             --------
Net loss                                            (10,264)                              (9,470)

Dividend effect of beneficial conversion feature
     to H-1 preferred shareholders                       --                                2,055
                                                   --------                             --------
Net loss attributable to common
     shareholders                                  $(10,264)                            $(11,525)
                                                   ========                             ========

Basic and diluted loss per share                   $  (0.22)                            $  (2.10)

Weighted average common shares
   used in computing loss per share                  47,682                                5,480

*AMORTIZATION OF DEFERRED
       STOCK COMPENSATION:
  Cost of revenues                                 $    164                             $    453
  Research and development                              730                                1,468
  Selling, general and administrative                   399                                1,403
                                                   --------                             --------
     Total                                         $  1,293                             $  3,324
                                                   ========                             ========

See Notes to Condensed Consolidated Financial Statements

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                           (IN THOUSANDS - UNAUDITED)





                                                                                       THREE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                    2000                  1999
                                                                            -------------     -----------------
 Net cash used in operating activities                                         $(10,035)            $ (1,232)
                                                                               --------             --------
Cash flows from investing activities:
   Proceeds from sale of short-term investments                                  20,315                   --
   Purchase of property and equipment                                            (2,363)                (934)
   Acquisition of businesses                                                     (8,022)                  --
   Investment in licensed technology                                               (522)                 (47)
                                                                               --------             --------
   Net cash provided by (used in) in investing activities                         9,408                 (981)

Cash flows from financing activities:
   Principal payments on notes payable and capital leases                        (1,312)                (135)
   Proceeds from issuances of convertible preferred shares
      and warrants                                                                   --               11,244
   Proceeds from exercise of options                                                478                  115
   Other                                                                             55                  135
                                                                               --------             --------
  Net cash provided (used) by financing activities                                 (779)              11,359
                                                                               --------             --------
Effect of exchange rate changes on cash and short term investments                   30                  (77)
                                                                               --------             --------

Net increase (decrease) in cash and cash equivalents                             (1,376)               9,069
Cash and cash equivalents at beginning of period                                 43,813                3,919
                                                                               --------             --------
Cash and cash equivalents at end of the period                                 $ 42,437             $ 12,988
                                                                               ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                       $     45             $     35
Non-cash investing and financing activities:
  Common shares issued for acquisition of Microcellular                        $  7,265                   --
  Conversion of convertible notes for preferred stock                          $     --             $  8,754
  Equipment invested in Blue Sky                                               $  1,034                   --
  Exchange of warrants in connection with joint sales agreement                $     --             $  4,121
  Dividend effect of beneficial conversion feature to H1 Shareholders          $     --             $  2,055

            See Notes to Condensed Consolidated Financial Statements

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED


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

          These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2000. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year ending June 30, 2001.

2.        COMPREHENSIVE LOSS

          The components of the Company's total comprehensive loss were (in thousands):


                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,

                                                       2000              1999
                                                -------------          --------

Net loss attributable to common
     shareholders                                 $ (10,264)          $ (9,470)
Foreign currency translation adjustment                 174                (77)
Unrealized gain on investments                           37                 --
                                                 ------------       ---------------
Total comprehensive loss                          $ (10,053)          $ (9,547)
                                                 ============       ===============

3.        INVENTORIES

          Inventories consist of the following (in thousands):


                                             September 30,          June 30,
                                                 2000                 2000
                                           ----------------    ---------------
                                             (unaudited)

        Work in Process                            $ 7,781            $ 4,544
        Finished goods                                 172                208
        Consignment inventory                          915              1,855
                                              -------------        -----------
                                                   $ 8,868            $ 6,607
                                              =============        ===========

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                   (CONTINUED)

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

The computations of earnings per share are as follows (in thousands, except per share data):

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       2000           1999
                                                                     -------       --------

Net loss attributable to common shareholders                      $(10,264)       $(11,525)
Weighted average common shares outstanding                          47,682           5,480
Basic and diluted loss per share                                  $  (0.22)       $  (2.10)



5.        CASH EQUIVALENTS

          Cash equivalents include available-for-sale securities and consisted of the following (in thousands):

                                                   September 30,               June 30,
     Cash Equivalents                                  2000                      2000
                                                --------------------       -----------------
                                                    (unaudited)
       Cash.........................             $    1,783              $    5,487
       Money market funds...........                 12,909                   6,449
       Commercial paper.............                 27,745                  31,877
                                                     ------                  ------
                                                 $   42,437              $   43,813
                                                 ==========              ==========

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                   (CONTINUED)



6.        TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION
OF RISK

          The Company engaged in business transactions with investors and major customers resulting in the following revenue and trade receivables (in thousands):



                                                                                    THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   2000           1999

                                                                                 -------       --------
Revenue
   CampusLink............................................................       $ 2,706           --
   Barakaat Telecommunications...........................................         1,938           --
   Electronia............................................................         1,576           --
   Nortel Networks.......................................................           973       $  942
   Hutchison Telecommunications Group....................................           351          257
   HangZhou Topper Electric Corporation..................................            --        2,068
   ADC Telecommunications/Microcellular Systems, Ltd.(1).................            --        1,122

(1) Microcellular Systems, Ltd. (MSL) was created by a spin-off from ADC Telecommunications in May 1999. MSL was acquired by interWAVE Communications International, Ltd. in July 2000 (See note 9).

          These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

                                                                                    THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 2000            1999
                                                                              --------        --------
Revenue
   CampusLink............................................................          26%              --
   Barakaat Telecommunications...........................................          19%              --
   Electronia.............................................................         15%              --
   Nortel Networks........................................................          9%              18%
   HangZhou Topper Electric Corporation...................................         --               38%
   ADC Telecommunications/Microcellular Systems, Ltd.(1)......                     --               21%

(1) Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999. MSL was acquired by interWAVE Communications International, Ltd. in July 2000 (See note 9).

          Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable.

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                   (CONTINUED)

          The following table summarizes information relating to the Company's significant customers with balances greater than 10% of gross trade receivables as of:


                                                                     September 30,        June 30,
                                                                          2000              2000
                                                                    ---------------     ------------
                                                                      (unaudited)
Trade Receivables:
   Hutchison Telecommunications Group............................          19%             24%
   Nortel Networks...............................................          17%             26%
   CampusLink....................................................          12%             --
   HangZhou Topper Electric Corporation..........................          10%             11%
   Alcatel.......................................................           8%             11%


7.        COMMITMENTS

(a)       OPERATING LEASE COMMITMENTS

The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates ranging from February 2001 to June 2005. Future minimum lease payments as of September 30, 2000, are as follows (in thousands):

     PERIOD ENDING SEPTEMBER 30

      2001.................................................           $4,256
      2002.................................................            4,000
      2003.................................................            2,462
      2004.................................................            2,417
      2005.................................................              865
                                                            -----------------
                Total maximum lease payments...............           14,000
                                                            =================

The Company's facilities in Redwood City were subleased during March, 2000 and the payments of approximately $1.5 million received from the subleases will cover our proportionate costs to the landlord under the existing lease. The subleases will terminate at the same time that our lease ends on September 30, 2002.

          (b) CONTRACT MANUFACTURERS

          The Company generally commits to purchase products from its contract manufacturers to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of September 30, 2000, the Company had committed to make purchases totaling $7.2 million from these manufacturers in the next 60 days, compared to $3.2 million for the same period of the preceding fiscal year. In addition, in specific instances, the Company may agree to assume risk for limited quantities of specialized components with lead times beyond this 60-day period.

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                   (CONTINUED)


8.        GEOGRAPHIC SEGMENT INFORMATION

          In fiscal 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The financial information that the CEO reviews is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: manufacturing and sale of compact mobile wireless network solutions.

          Due to the nature of our business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the quarters ended September 30, 2000 and 1999 is based on our customers' location. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal quarter.

          Net revenues from unaffiliated customers by geographic region were as follows (in thousands):

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------
                                                      2000           1999
                                                      ----           ----
              United States...............          $1,737         $1,122
              Europe......................           7,915          1,324
              Asia........................             808          2,931
                                                 ---------       --------
                                                   $10,460         $5,377
                                                 =========       ========

         Net long-lived assets by country were as follows (in thousands):

                                                 SEPTEMBER 30,       JUNE 30,
                                                 -------------       --------
                                                     2000              2000
                                                     ----              ----
              United States...............          $6,960             $6,008
              Europe......................             550                117
              Asia........................             971                736
                                                 ---------           --------
                                                    $8,481             $6,861
                                                 =========           ========

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                   (CONTINUED)


9.        PURCHASE COMBINATIONS

          The Company made two purchase acquisitions during the quarter. The consolidated financial statements include the operating results of each business from the date of acquisition.

          The amounts allocated to in-process research and development expense were determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding four years. On July 3, 2000, the company acquired some of the assets of 3C Limited, a Hong Kong based company involved in the development of telecommunication switches. The purchase price consideration included $4.1 million in cash and $2.0 million in deferred cash payments to be paid to 3C's shareholders/employees contingent upon the continued employment of key executives by interWAVE as of July 3, 2001 and July 3, 2002. The transaction was accounted for using purchase accounting. Of the $4.1 million up front purchase price, $3.8 million was assigned to purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $52 thousand was allocated to net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $0.3 million and will be amortized on a straight-line basis over three years. The $2.0 million in deferred cash payments to 3C's shareholders will be accrued as compensation expense over the next two years. The Company obtained an independent appraisal to derive the purchase price allocation.

          On July 28, 2000, the Company acquired all of the outstanding shares of Microcellular Systems Limited, an Irish company, for a consideration of $14.8 million, comprised of $3.1 million in cash, $4.2 million in assumed liabilities and acquisition costs, and 555,540 shares of interWAVE common, valued at approximately $7.3 million, and $0.2 million of assumed unvested options.

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                   (CONTINUED)

Microcellular Systems Limited is a systems integrator and service provider focused on worldwide microcellular GSM systems. The acquired business has offices in Ireland, England, China, and California.

          The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of July 28, 2000. The company obtained an independent appraisal to derive the purchase price allocation.

          Of the purchase price, $2.7 million was assigned to the value of purchased technology and other intangible assets and will be amortized on a straight-line basis over four years, $1.2 million was assigned to the value of the Microcellular customer list and will be amortized over three years, $4.7 million was allocated to the net tangible assets, and $0.4 million was assigned to in-process research and development which was expensed during the quarter.

          The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $5.8 million and will be amortized on a straight-line basis over four years. An additional contingent consideration of up to $2.5 million will be paid to the Microcellular shareholders during August of 2001 based on Microcellular-based revenue performance between July 1, 2000, and June 30, 2001. Any such amount paid to Microcellular's shareholders will be immediately assigned to goodwill and will be amortized on a straight-line basis over the remaining life of the goodwill period. A retention bonus of up to $0.9 million will be paid to certain existing employees that are still employed by interWAVE as of July 20, 2001. An additional retention bonus of $0.9 million will be paid to the same employees that remain employed by interWAVE as of January 20, 2002. Both of these retention bonuses will be amortized as expense.

10.       BLUE SKY COMMUNICATIONS, INC. INVESTMENT AND LOAN

          In the quarter ended September 30, 2000, we entered into a three-year $15 million supply agreement with Blue Sky Communications, Inc. ("Blue Sky"), a U.S. based GSM wireless services provider. During the quarter, we shipped $2 million of our products to Blue Sky under the supply agreement. Due to the early stage of Blue Sky's business, and because of the vendor financing agreement we made subsequent to the end of the quarter, we recorded the shipment at our inventory value as an investment in Blue Sky, rather than as revenue at our selling price.

          Subsequent to the end of the quarter, we invested $4.7 million in Blue Sky in exchange for Series A Preferred Stock of Blue Sky and a warrant to purchase 587,500 shares of common stock of OPM Auction Company ("OPM"), an affiliate of Blue Sky that owns GSM spectrum in the United States. We also loaned Blue Sky $2 million in vendor financing, under a Secured Convertible Promissory Note, at 10% interest for 18 months, in consideration for the $2 million shipment of our products during the September quarter. The Secured Convertible Promissory Note may be converted at any time into Series A Preferred Stock of Blue Sky.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Statements in this Form 10-Q which are not historical facts are "forward-looking statements" that are subject to known and unknown risks and uncertainties that could cause the results of interWAVE Communications International, Ltd. to differ materially from management's current expectations. These risks and uncertainties include, but are not limited to, the risks relating to interWAVE's history of losses, the expectation of future losses, reliance on a small number of customers, reliance on the purchase commitments of large customers, complexity of products, difficulties in introducing new or enhanced products, compliance with regulations and evolving industry standards, long sales cycles, intense competition, sales to China, management of global operations, the ability to retain and motivate key employees, and the Risk Factors discussed in the initial public offering prospectus dated January 28, 2000, the Annual Report on Form 10-K dated September 27, 2000, and in the filings and reports made from time to time by interWAVE with the Securities and Exchange Commission. We cannot assure you that future results will be achieved, and actual results could differ materially from expectations, forecasts and estimates. interWAVE assumes no obligation to update any forward-looking statements, which speak only as of their respective dates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our prospectus dated January 28, 2000 and Form 10-K dated September 27, 2000. You are encouraged to review such risk factors carefully.

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

          We generated net revenues of $30.1 million in the fiscal year ended June 30, 2000, and $10.5 million in the three months ended September 30, 2000. We incurred net losses of $30.5 million in fiscal 2000 and $10.3 million in the three months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $150.5 million.

          We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base transceiver station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 96% of net revenues in fiscal 2000 and 95% in the three months ended September 30, 2000.

         Currently, our revenues are generated through our direct sales force as well as sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems. The components of sales by channel are as follows:

                                                              THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                                     2000                         1999
                                                             ----------------------      --------------------
Direct sales to wireless providers................................       55%                      16%
System integrators................................................       27%                      64%
Communication equipment providers.................................       18%                      20%

          Net revenues outside the United States represented approximately 79% and 83% of total net revenues for the three months ended September 30, 2000 and 1999, respectively. We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

          Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants. The expense is equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $1.3 million and $3.3 million was amortized in the three months ended September 30, 2000 and 1999, respectively. The balance in deferred compensation of $4.8 million at September 30, 2000 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                                           THREE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                       2000              1999
                                                                    --------          --------
Net revenues                                                          100.0 %          100.0 %
Cost of revenues                                                       56.6             73.9
                                                                  ----------         ---------
Gross Margin                                                           43.4             26.1
                                                                  ----------         ---------
Operating Expenses:
   Research and development                                            64.2             66.3
   Selling, general and administrative                                 71.5             38.8
                                                                  ----------         ---------
Amortization of deferred stock compensation                            12.4             61.8
                                                                  ----------         ---------
Amortization of acquisition intangibles                                11.1               --
                                                                  ----------         ---------
Operating loss                                                       (115.9)          (140.8)
Interest income                                                        19.6              1.1
Interest and other expense                                             (1.8)           (36.4)
Dividend effect to preferred shareholders                                --            (38.2)
                                                                  ----------         ---------
Net loss attributable to common shareholders                          (98.1)%          (214.3)%
                                                                  ==========         =========

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUES

          Total revenues increased 94.5% from $5.3 million in the first quarter of fiscal 2000 to $10.5 million in the first quarter of fiscal 2001. This increase was due to increased sales to wireless service providers, which increased from $.9 million in the first quarter of fiscal 2000 to $5.8 million in the first quarter of fiscal 2001, increased sales to communications systems providers which increased from $ 1.1 million to $1.9 million, and decreased sales to systems integrators which decreased from $3.4 million to $2.8 million.

GROSS MARGIN

          Gross margin increased to 43.4% in the first quarter of fiscal 2001 from 26.1% in the first quarter of fiscal 2000. The year-over-year improvement resulted from a higher percentage of direct sales to wireless service providers, as well as a higher-margin product mix and fixed-cost absorption due to higher levels of revenue overall.

RESEARCH AND DEVELOPMENT EXPENSES

          Research and development expenses increased $3.2 million and 88.6% to $6.7 million in the first quarter of fiscal 2001 from $3.6 million in the first quarter of fiscal 2000. The increase in the first quarter of fiscal 2001 is primarily due to an increase of $2.4 million in increased labor costs as the result of an increase in personnel engaged in development activities, $0.2 million in increased travel costs and $0.4 million in increased facilities related costs.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased $5.4 million and 258.2% in the first quarter of fiscal 2001 to $7.5 million compared to $2.1 million for the same period in the prior fiscal year. The increase was primarily due to a $3.1 million addition to allowance for doubtful accounts. Other significant increases included $1.2 million in increased labor costs as the result of increased personnel and consulting expenses, $0.3 million in increased legal and professional fees, $0.2 million in additional travel expenses, $0.2 million in increased investor and public relations expenses, and $0.2 million in non-cash amortization charges ascribed to warrants issued in September 1999 in conjunction with a distribution agreement.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

          Amortization of deferred stock compensation decreased 61.1% to $1.3 million in the first quarter of fiscal 2001 from $3.3 million in the first quarter of fiscal 2000. During the first quarter of fiscal 2001, options were granted at fair market value, resulting in no additional deferred stock compensation.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

          Amortization of goodwill and purchased intangible assets was $0.8 million for the first quarter of fiscal 2001. The Company did not make any acquisition in fiscal 2000 and therefore did not incur any expenses related to acquisitions. The amortization of goodwill and other purchased intangible assets relates to the Company's acquisitions during the first fiscal quarter of 2001. (See note 9 to the consolidated financial statements).

IN-PROCESS RESEARCH AND DEVELOPMENT

          We expensed $0.4 million to in-process research and development in the first quarter of fiscal 2001 which was a result of the recently completed acquisition of Microcellular Systems, Limited (See Note 9 to the consolidated financial statements). The Company did not incur any expenses for in-process research and development in the first quarter of fiscal 2000.

INTEREST INCOME

          We had interest income in the fiscal quarter ended September 30, 2000 of $2.0 million compared to $0.1 million for the first fiscal quarter of 2000. The increase in interest income is attributable to the investment of proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities was $10.0 million for the first three months of fiscal 2001, and $1.2 million for the same period during fiscal 2000. Net cash used in operating activities increased in the first three months of fiscal 2001 due primarily to a $4.0 million increase in prepaid expenses and other assets in fiscal 2001, a $2.3 million increase in inventories, a $1.2 million decrease in accounts payable and a $1.1 million increase in trade receivables, net.

          Net cash provided by investing activities was $9.4 million for the first three months of fiscal 2001 and net cash used in investing activities was $1.0 million for the same period in the prior year resulting in an increase of $10.4 million. The cash provided in fiscal 2001 resulted from the sale of $20.3 million in short-term investment securities in order to fund $8.0 million to acquire Microcellular and 3C Limited as well as an increase in the purchase of property and equipment of $2.4 million. The purchase of Microcellular Systems for cash and shares was due to management's desire to obtain resources working directly with wireless service providers and to gain access to selected customers, as well as to develop expertise and specialized applications for our products. The purchase of selected assets from 3C Limited was due to management's desire to establish engineering expertise for community network systems closer to the customers in the Asia-Pacific region.

          Net cash used in financing activities was $0.8 million for the first three months of fiscal 2001 and net cash provided by financing activities was $11.4 million for the same period during fiscal 2000 resulting in a $12.2 million change. In the first three months of fiscal 2000, our financing activities primarily consisted of the issuance of 1.7 million preferred shares for $11.2 million of net proceeds. An increase of $1.3 million in principal payments on notes payable and capital leases represented most of the remaining change during the first 3 months of fiscal 2001.

          Although we had no material commitments for capital expenditures as of September 30, 2000, management anticipates continuing increases in our capital expenditures and working capital requirements consistent with our anticipated growth in operations. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we allocate to the continuing development of new products, marketing and selling of our products and other factors. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

RISK FACTORS


          Set forth below and elsewhere in this Form 10-Q and in the other documents that we file with the Securities and Exchange Commission, including the prospectus dated January 28, 2000 and the Annual Report on Form 10-K dated September 27, 2000, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report.

INVESTING IN OUR COMMON SHARES INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE RISKS OCCUR, THE MARKET PRICE OF OUR COMMON SHARES COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

          As of September 30, 2000, we had an accumulated deficit of $150.5 million. We incurred net losses of approximately $30.5 million and $10.3 million in the fiscal year ended June 30, 2000 and the three months ended September 30, 2000, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR MOST OF OUR REVENUES, AND A DECREASE IN REVENUES FROM THESE CUSTOMERS COULD SERIOUSLY HARM OUR BUSINESS.

         A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues in the three months ended September 30, 2000 and September 30, 1999 were as follows:


                                                                                 THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             2000                  1999
                                                                                   (UNAUDITED)
CampusLink.........................................................        26%                     --
Barakaat Telecommunications Co.....................................        19%                     --
Electronia.........................................................        15%                     --
Nortel Networks....................................................         9%                    18%
HangZhou Topper Electric Corporation...............................        --                     38%
ADC Telecommunications/Microcellular Systems, Ltd. (1).............        --                     21%

    (1) Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999.

          Nortel Networks is one of our principal shareholders. ADC Telecommunications is a shareholder of ours. Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999, and was acquired by interWAVE in July 2000. See "Note 9 to the consolidated financial statements."

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

          Nortel Networks and Alcatel have minimum purchase commitments under their respective agreements. We rely in part on these commitments in forecasting production quantities each quarter. We have also committed to Nortel Networks and Alcatel that we will maintain quality, delivery, performance and design standards for our systems. As a result, we bear the risk of carrying excess inventory if Nortel Networks and Alcatel fail to meet their commitments or if we fail to meet ours. From time to time, we have failed to deliver certain product features by specific milestone dates and, as a result, we have renegotiated downward minimum quarterly commitments with Nortel Networks. Nortel Networks did not meet the renegotiated commitments for four of the five quarters ended September 30, 2000, Alcatel did not meet the purchase commitments for the quarter ended September 30, 2000. We cannot assure you that future minimum commitments will be met or that they will not be renegotiated downward in the future. Continued failure of Nortel Networks or Alcatel to meet minimum purchase commitments could cause our revenues and operating results to decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          FOREIGN EXCHANGE

          Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through September 30, 2000, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

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

          CUSTOMER FINANCING

          The telecommunications industry is very capital intensive. Wireless service providers are using their own financial resources to acquire cellular spectrum from national governments. As a result, the service providers often look to their network equipment suppliers for vendor financing. In order to maintain a competitive edge, suppliers often offer extended payment terms, and on occasion lines of credit that cover not only equipment financing needs but also working capital needs of the wireless service providers. We are more frequently being asked to provide these kinds of financing terms to our customers.

          In the quarter ended September 30, 2000, we entered into a three-year $15 million supply agreement with Blue Sky Communications, a U.S. based GSM wireless service provider. Subsequent to the end of the quarter, we agreed to provide up to $4 million in 18 month equipment financing for the first $4 million in equipment shipments. During the quarter, we shipped $2 million of our products to Blue Sky. Due to the early stage of Blue Sky's business and because the equipment financing is convertible into Series A Preferred Stock of Blue Sky, we recorded this shipment at inventory value as an investment in Blue Sky, rather than as revenue. Subsequent to the end of the quarter, Blue Sky received an oral commitment for an additional
$10 million in equity capital from its parent company, and we purchased
$4.7 million worth of shares of Series A Preferred Stock of Blue Sky.

          We anticipate other situations where some form of equity or debt financing will be required for us to acquire preferred supplier arrangements with selected customers. There can be no assurance that the financing risks we take will be successful, or that we will recover our investment in these wireless service providers.

                    PART II: OTHER INFORMATION

ITEM  1. Legal Proceedings

          On June 28, 1999, we filed a complaint against JetCell Inc. which was acquired by Cisco Systems, Inc., in May 2000, in the United States District Court for the Northern District of California, interWAVE Communications International Ltd., v. Cisco Systems, Inc., alleging misappropriation of trade secrets and infringement of United States Patent Nos. 5,734,979 and 5,818,824. Two of the founders of JetCell are former employees of interWAVE. The complaint seeks injunctive relief and damages. On July 19, 1999, JetCell filed an answer to the complaint and counterclaims against us. The answer denied the allegations made in the complaint and the counterclaims included allegations against us of unfair trade practices, unfair competition, defamation, patent misuse and patent invalidity. The answer and counterclaims seek injunctive relief, damages, invalidation of our patents and a dismissal of the complaint. On August 9, 1999, we filed an answer to JetCell's counterclaims denying the allegations made in the counterclaims. We are unable to predict the outcome of the litigation and do not expect it to be resolved in the near future. However, if we are unable to settle these proceedings in a satisfactory manner, the legal proceedings may be time consuming and expensive and the outcome could be adverse to us. An adverse outcome could have a material adverse affect on our financial position. If the outcome is adverse to us, we would also experience more competition in our markets and may be required to license technology required for our products, either of which could harm our business and financial results. An adverse outcome could have a material adverse affect on our business and results of operations.

          We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. However, other than as described above, we are not currently involved in any material legal proceedings.

ITEM  2. Changes in Securities and Use of Proceeds

          (a)       Recent Sales of Unregistered Securities.

                    None.

          (b)       Use of Proceeds

          Net proceeds from the initial public offering totaled approximately $116.3 million. Of this amount approximately $2.0 million has been used in current operations.

          We intend to use the proceeds of the offering primarily for additional working capital and other general corporate purposes, including increased research and development, sales and marketing, and general and administrative expenditures.

ITEM 3. Defaults Upon Senior Securities

          None.

ITEM 4. Submission of Matters to a Vote of Security Holders

          None.

ITEM 5. Other Information

          None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit 27.   Financial Data Schedule

(b)       Reports on Form 8-K

          The Company filed two reports on Form 8-K during the quarter ended September 30, 2000. Information regarding the items reported is as follows:

Date               Item Reported
----               -------------
July 18, 2000      The Company announced that it completed the acquisition of some of the assets of 3C Limited of Hong Kong.

August 11, 2000    The Company announced that it completed the acquisition of
                   Microcellular Systems Limited of Tralee, Ireland.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

November 13, 2000                   interWAVE Communications International, Ltd.



                                    By    /s/ Thomas W. Hubbs
                                       -------------------------------
                                          Thomas W. Hubbs
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)