Form 10-Q
period 2000-12-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2001-02-09
CIK 1095478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarter ended              DECEMBER 31, 2000
                                                -----------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________



                       Commission File Number 000-1095478
                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
                  --------------------------------------------
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

                              YES X       NO
                                 ---

As of February 5, 2001, 48,792,828 shares of Registrant's common stock, $0.001 par value, were outstanding.

                  INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
                                AND SUBSIDIARIES


                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2000 and  June 30, 2000                      3

Condensed Consolidated Statements of Operations for the three month and six month
       periods ended December 31, 2000 and 1999                                                    4

Condensed Consolidated Statements of Cash Flows for the six month periods
       ended December 31, 2000 and 1999                                                            5

Notes to Condensed Consolidated Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                      12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        21
Item 2.  Changes in Securities and Use of Proceeds                                                21
Item 3.  Defaults upon Senior Securities                                                          21
Item 4.  Submission of Matters to a Vote of Security Holders                                      21
Item 5.  Other Information                                                                        22
Item 6.  Exhibits and Reports on Form 8-K                                                         22

SIGNATURES                                                                                        23


          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                    December 31, 2000      June 30, 2000
                                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 23,842              $ 43,813
  Short-term investments                                                     68,357                92,094
  Receivables, net of allowance of $4,014 and $634
    at December 31, 2000 and June 30, 2000, respectively                     22,441                21,293
  Inventories                                                                15,493                 6,607
  Prepaid expenses and other current assets                                   5,876                 1,654
                                                                         ----------            ----------
      Total current assets                                                  136,009               165,461

Property and equipment, net                                                   9,269                 6,861
Intangibles, net                                                             14,784                 2,775
Other assets                                                                  7,645                   556
                                                                         ----------            ----------
       Total assets                                                        $167,707              $175,653
                                                                         ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $  6,933              $  6,965
   Accrued expenses                                                           4,907                 3,566
   Notes payable                                                                813                   486
   Other current liabilities                                                    302                   306
                                                                         ----------            ----------
        Total current liabilities                                            12,955                11,323

Other long term liabilities                                                   2,818                 1,711
                                                                         ----------            ----------
Total liabilities                                                            15,773                13,034

Shareholders' equity (deficit):

   Common shares, $0.001 par value; 100,000,000 authorized;
     Issued and outstanding 48,729,934 and 46,748,965 shares
     at December 31, 2000 and June 30, 2000, respectively.                       49                    47
   Additional paid-in capital                                               321,736               313,764
   Deferred stock compensation                                               (3,297)               (6,239)
   Services receivable from shareholder                                      (3,666)               (4,384)
   Subscriptions and amounts receivable from shareholder s                     (416)                 (416)
   Accumulated other comprehensive income                                       399                    33
   Accumulated deficit                                                     (162,870)             (140,186)
                                                                         ----------            ----------
      Total shareholders' equity                                            151,934               162,619
                                                                         ----------            ----------
           Total liabilities and shareholders' equity                      $167,707             $ 175,653
                                                                         ==========            ==========



            See Notes to Condensed Consolidated Financial Statements

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------
                                                      Three Months                     Six Months
----------------------------------------------------------------------------------------------------------
                                                   Ended December 31,              Ended December 31,
                                                   2000         1999               2000         1999
                                                     (Unaudited)                      (Unaudited)
Net revenues                                       $7,859        $7,030          $18,319        $12,407
Cost of revenues                                    5,296         4,179           11,220          8,153
                                               ----------     ---------        ---------      ---------
Gross profit                                        2,563         2,851            7,099          4,254
Operating expenses:
   Research and development                         8,339         4,198           15,056          7,760
   Selling, general and
       Administrative                               6,407         3,285           13,885          5,372
   Amortization of deferred stock
       Compensation *                                 986         2,495            2,280          5,819
   In-process research & development                   --            --              407             --
   Acquisition related amortization costs             969            --            1,727             --
                                               ----------     ---------        ---------      ---------
   Total costs and expenses                        16,701         9,978           33,355         18,951
                                               ----------     ---------        ---------      ---------
Operating loss                                   (14,138)       (7,127)         (26,256)       (14,697)
   Interest income                                 1,769           125            3,816            183
   Interest expense                                  (40)          (27)             (85)        (1,987)
   Other income, net                                  (6)           (4)            (144)            (3)
                                               ----------     ---------        ---------      ---------
Net loss before income taxes                     (12,415)       (7,033)         (22,669)       (16,504)

   Income tax expense                                  6            --               15             --
                                               ----------     ---------        ---------      ---------
Net loss                                         (12,421)       (7,033)         (22,684)       (16,504)
Dividend effect of beneficial conversion              --            --               --         (2,055)
feature to H-1 preferred shareholders          ----------     ---------        ---------      ---------
Net loss attributable to common shareholders    ($12,421)      ($7,033)        ($22,684)      ($18,559)
                                               ==========     =========        =========      =========

Basic and diluted loss per share                  ($0.26)       ($1.14)          ($0.47)        ($3.19)

Weighted average common shares
  used in computing loss per share                48,625         6,182           48,118          5,826

*Amortization of deferred
   stock compensation:
 Cost of revenues                                   $124          $322             $289           $775
 Research and development                            524         1,426            1,254          2,894
 Selling, general and administrative                 338           747              737          2,150
                                               ----------     ---------        ---------      --------
     Total                                          $986        $2,495           $2,280         $5,819
                                               ==========     =========        =========      ========


            See Notes to Condensed Consolidated Financial Statements



          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 2000 and 1999
                                 (in thousands)

                                                                            Six Months Ended December 31,
                                                                               2000                1999
                                                                                     (Unaudited)
Net cash used in operating activities                                       ($25,622)            ($9,006)
                                                                           ----------           ---------
Cash flows from investing activities:
   Proceeds from sale of short-term investments                               24,139                  --
   Business acquisitions and minority investments                            (13,756)                 --
   Purchases of property and equipment                                        (4,196)             (1,649)
   Investment in licensed technologies                                          (845)               (367)
                                                                           ----------           ---------
   Net cash provided by (used in) investing activities                         5,342              (2,016)

Cash flows from financing activities:
   Proceeds from issuance of convertible preferred shares
      and warrants                                                                --              39,590
   Issuance of other long-term debt                                            1,300                  --
   Principal payments on notes payable and leases                             (1,639)               (253)
   Proceeds from exercise of options                                             658                 611
   Other long term liabilities                                                    25                  (3)
                                                                          -----------           ---------
  Net cash provided by financing activities                                      344              39,945
                                                                          -----------           ---------
Effect of exchange rate changes on cash and short term investments               (35)                (37)
                                                                          -----------           ---------

Net increase (decrease) in cash and cash equivalents                         (19,971)             28,886
Cash and cash equivalents at beginning of period                              43,813               3,919
                                                                          -----------           ---------
Cash and cash equivalents at end of the period                               $23,842             $32,805
                                                                          ===========           =========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for interest                                      $85                  $ 95
Non-cash investing and financing activities:
  Common shares issued for Microcellular                                   $7,265                    --
  Conversion of convertible notes for preferred stock                          --                $8,754
  Equipment invested in minority investments                               $1,034
  Exchange of warrants in connection with joint sales agreement                --                $4,121
  Dividend effect of beneficial conversion feature to H1
  Shareholders                                                                 --                $2,055



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

     The Company's fiscal periods end on the Friday nearest the calendar month end. For presentation purposes the accompanying consolidated financial statements and notes refer to the calendar month end.

     These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K with the Securities and Exchange Commission on September 27, 2000. The results of operations for the three and six-month periods ended December 31, 2000 are not necessarily indicative of results for the entire fiscal year ending June 30, 2001.

2.   COMPREHENSIVE LOSS

The components of the Company's total comprehensive loss were (in thousands):


                                                 Three Months Ended              Six Months Ended
                                                     December 31,                  December 31,
                                                 2000          1999              2000        1999
                                                    (Unaudited)                      (Unaudited)
Net loss attributable to common
   shareholders                               $(12,421)       $(7,033)       $(22,684)     $(18,559)
Foreign currency
  translation adjustment                           (65)            41             112           (36)
Unrealized gain on investments                     220             --             287            --
                                             ----------     ----------       ---------     ---------
Total comprehensive loss                      $(12,266)       $(6,992)       $(22,285)     $(18,595)
                                             ==========     ==========       =========     =========

3.   INVENTORIES


              Inventories consist of the following (in thousands):

                                December 31, 2000      June 30, 2000
                                   (Unaudited)
Work in Process                    $ 12,348               $ 4,544
Finished goods                        2,527                   208
Consignment inventory                   618                 1,855
                                        ---               -------
                                   $ 15,493               $ 6,607
                                   ========               =======

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED
                                   (continued)

     Inventories at December 31, 2000 include approximately $1.5 million of product shipped to customers under purchase orders valued at approximately $4.3 million, but for which revenue has not yet been recognized. When we are assured of the customers' ability to pay for the products, revenue will be recognized and the inventory will be reclassified as cost of goods sold.

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

     The computations of earnings per share are as follows (in thousands, except per share data):


                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   DECEMBER 31,              DECEMBER 31,
                                                               2000          1999        2000          1999
                                                                               (Unaudited)
Net loss attributable to common shareholders                 ($12,421)     ($7,033)    ($22,684)    ($18,559)
Weighted average common shares outstanding                     48,625        6,182       48,118        5,826
Basic and diluted loss per share                               ($0.26)      ($1.14)      ($0.47)      ($3.19)

5.   CASH EQUIVALENTS

           Cash equivalents consisted of the following (in thousands):


                                                          December 31, 2000      June 30, 2000
Cash Equivalents:                                            (unaudited)
       Cash...........................................        $  1,217             $ 5,487
       Money market funds.............................           6,812               6,449
       Commercial paper...............................          15,813              31,877
                                                                ------              ------
                                                              $ 23,842             $43,813
                                                              ========             =======

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED
                                   (continued)


6.   TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF
     RISK

     The Company engaged in business transactions with investors and major customers resulting in the following revenue and trade receivables (in thousands):


                                                                          Six Months Ended December 31,
                                                                             2000              1999
                                                                                   (Unaudited)
Revenue
   Hutchison Telecommunications and affiliates.....................         $4,506            $3,114
   Campus Link                                                               2,706                --
   Barakatt Telecommunications, Inc.                                         2,290                --
   Electronia                                                                2,068                --
   Nortel Networks.................................................          1,503             3,224
   HangZhou Topper Electric Corporation............................             --             2,068
   Microcellular Systems, Ltd......................................             --             1,317

          These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

                                                                          Six Months Ended December 31,
                                                                             2000              1999
                                                                                   (Unaudited)
Revenue
   Hutchison Telecommunications and affiliates.....................           25%               25%
   Campus Link                                                                15%                --
   Barakatt Telecommunications, Inc.                                          12%                --
   Electronia                                                                 11%                --
   Nortel Networks.................................................            8%               26%
   HangZhou Topper Electric Corporation............................            --               17%
   Microcellular Systems, Ltd......................................            --               11%

     Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on accounts receivable.

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED
                                   (continued)

     The following table summarizes information relating to the Company's significant customers with balances greater than 10% of accounts receivable as of:


                                                                    December 31,  June 30,
                                                                       2000         2000
                                                                          (unaudited)
Accounts Receivable
   Hutchison Telecommunications and affiliates.................         31%            24%
   CampusLink..................................................         11%            --
   Nortel Networks.............................................         11%            26%
   HangZhou Topper Electric Corp...............................          6%            11%
   Alcatel.....................................................          1%            11%


7.   COMMITMENTS

(a)  OPERATING LEASE COMMITMENTS

     The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates ranging from February 2001 to June 2005. Future minimum lease payments as of December 31, 2000, are as follows (in thousands):


     PERIOD ENDING DECEMBER 31
      2001.................................................          $ 4,265
      2002.................................................            3,296
      2003.................................................            2,407
      2004.................................................            2,447
      2005.................................................               37
                                                                   ---------
                Total maximum lease payments...............          $12,452
                                                                   =========

     The Company's facilities in Redwood City were subleased during March, 2000 and the payments of approximately $1.2 million received from the sublessees will cover our proportionate costs to the landlord under the existing lease. The subleases will terminate at the same time that our lease ends on September 30, 2002.

     (b)  CONTRACT MANUFACTURERS

     The Company generally commits to purchase products from its contract manufacturers to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of December 31, 2000, the Company had committed to make purchases totaling $9.3 million from these manufacturers in the next 60 days, although we are negotiating with our vendors to manage the timing of the receipts of the inventory.

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED
                                   (continued)


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

     Due to the nature of our business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the quarters ended December 31, 2000 and 1999 is based on our customers' location. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal quarter.

     Net revenues from unaffiliated customers by geographic region were as follows (in thousands):


                                     Three Months                    Six Months
                                  Ended December 31,             Ended December 31,
                                 2000          1999             2000           1999
United States...............    $1,351        $1,708          $ 3,088        $ 2,829
Europe/Middle East/Africa...     2,256         2,438           10,171          3,762
Asia/Pacific................     4,252         2,884            5,060          5,816
                               -------        ------          -------        -------
                                $7,859        $7,030          $18,319        $12,407
                               =======        ======          =======        =======

        Net long-lived assets by country were as follows (in thousands):


                                      December 31,         June 30,
                                         2000                2000
United States...............           $7,350              $6,008
Europe/Middle East/Africa...              561                 117
Asia/Pacific................            1,358                 736
                                      -------              ------
                                       $9,269              $6,861
                                      =======              ======

          INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED
                                   (continued)

9.   MINORITY EQUITY INVESTMENTS

     During the quarter, we made a cash investment of $4.7 million in Blue Sky Communications, Inc., a Georgia corporation, in exchange for 1,175,000 shares of Series A Preferred Stock of Blue Sky and a warrant to purchase 587,500 shares of common stock of OPM Auction Company, an affiliate of Blue Sky that owns GSM spectrum in the United States and some of its territories. The investment represents a 19% ownership in Blue Sky and is included under "Other assets" in the Balance Sheet.

     Additionally, interWAVE holds a $2 million Secured Convertible Promissory Note, at 10% interest for 18 months, which was obtained in the September quarter in consideration for a $2 million shipment of interWAVE's products. The Secured Convertible Promissory Note may be converted at any time into Series A Preferred Stock of Blue Sky. The September shipment was recorded as an investment valued at $0.8 million, or the cost value of the products shipped, and a gain on investment will be recognized as payments on the Note are received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Form 10-Q which are not historical facts are "forward-looking statements" that are subject to known and unknown risks and uncertainties that could cause the results of interWAVE Communications International, Ltd. to differ materially from management's current expectations. These risks and uncertainties include, but are not limited to, the risks relating to interWAVE's history of losses, the expectation of future losses, reliance on a small number of customers, reliance on the purchase commitments of large customers, complexity of products, difficulties in introducing new or enhanced products, compliance with regulations and evolving industry standards, long sales cycles, intense competition, sales to China, management of global operations, the ability to retain and motivate key employees, and the Risk Factors discussed in the initial public offering prospectus dated January 28, 2000, the annual report on Form 10-K and in the filings and reports made from time to time by interWAVE with the Securities and Exchange Commission. We cannot assure you that future results will be achieved, and actual results could differ materially from expectations, forecasts and estimates. InterWAVE assumes no obligation to update any forward-looking statements, which speak only as of their respective dates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our prospectus dated January 28, 2000 and Form 10-K dated September 27, 2000. You are encouraged to review such risk factors carefully.

OVERVIEW

     interWAVE Communications International, Ltd. and subsidiaries (the Company) provides compact mobile wireless communications systems using GSM, an international standard for voice and data communications. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. We have designed our systems to serve small community networks, corporate, university and institutional campus networks, and in-fill of larger metropolitan networks in a cost-effective manner.

     We are a leading provider of compact wireless communications systems in the Global System for Mobile Communications, or GSM, market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems were initially deployed to add capacity and coverage to existing systems, primarily in Asia. Deployments of community networks began in 1998, primarily in China and Africa. Trials of our wireless campus systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital.

     We generated net revenues of $12.4 million in the six month ended December 31, 1999 and $18.3 million in the six months ended December 31, 2000. We incurred net losses of $18.6 million in the six month ended December 31, 1999 and $22.7 million in the six months ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $162.9 million.

     We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 96% of net revenues in fiscal 2000 and 95% in the six months ended December 31, 2000.

     Currently, our revenues are generated by our direct sales force and by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems . The components of sales by channel are as follows:

                                                       Six Months
                                                         Ended             Fiscal Year
                                                      December 31,        Ended June 30,
                                                         2000                  2000
                                                 ---------------------  -----------------
Direct sales to wireless providers................        56%                   23%
System integrators................................        25%                   40%
Communication equipment providers.................        19%                   37%

     Net revenues outside the United States represented approximately 83% and 77% of total net revenues for the six months ended December 31, 2000 and 1999, respectively. We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

     Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants. The expense is equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $2.3 million and $5.8 million was amortized in the six months ended December 31, 2000 and 1999, respectively. The balance in deferred compensation of $3.3 million at December 31, 2000 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:


                                                    Three Months Ended              Six Months Ended
                                                       December 31,                    December 31,
                                                   2000            1999            2000           1999
                                                        (Unaudited)                    (Unaudited)
Net revenue                                          100.0%          100.0%        100.0%        100.0%
Cost of revenue                                       67.4            59.4          61.2          65.7
                                                 ---------      ----------     ---------       --------
Gross Margin                                          32.6            40.6          38.8          34.3
                                                 ---------      ----------     ---------       --------
Operating Expenses:
   Research and development                          106.1            59.7          82.2          62.6
   Selling, general and administrative                81.5            46.7          75.8          43.3
   Amortization of deferred stock
          compensation                                12.6            35.5          12.5          46.9
    In-process research & development
    Amortization of intangible assets                   --              --           2.2            --
          Related to acquisitions
                                                      12.3              --           9.4            --
                                                  ---------      ----------    ---------       -------
Operating loss                                      (179.9)         (101.3)       (143.3)       (118.5)
Interest income                                       22.5             1.8          20.8           1.5
Interest and other expense                            (0.6)           (0.5)         (1.3)        (16.0)
Dividend effect to preferred shareholders               --              --            --         (16.6)
                                                  ---------      ----------    ----------     ---------
Net loss attributable to common shareholders        (158.0)%        (100.0)%      (123.8)%      (149.6)%
                                                  =========      ==========    ==========     =========

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NET REVENUES
------------

     Total revenues increased 11.8% from $7.0 million in the second quarter of fiscal 2000 to $7.9 million in the second quarter of fiscal 2001. This increase was due to increased sales to wireless service providers, which increased from $2.9 million in the second quarter of fiscal 2000 to $4.6 million in the second quarter of fiscal 2001 partly offset by decreased sales to communications systems providers which decreased from $ 2.4 million to $1.6 million.

GROSS MARGIN
------------

     Gross margin decreased to 32.6% in the second quarter of fiscal 2001 from 40.6% in the second quarter of fiscal 2000. The year-over-year decline resulted from higher relative fixed costs of services and other manufacturing costs during the three month period ended December 31, 2000 as well as lower margin product mix.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

     Research and development expenses increased $4.1 million and 98.6% to $8.3 million in the second quarter of fiscal 2001 from $4.2 million in the second quarter of fiscal 2000. The increase in the second quarter of fiscal 2001 is primarily due to an increase of $3.0 million in increased labor costs as the result of an increase in personnel engaged in development activities, $0.1 million in increased travel costs, $0.3 million in increased development prototypes and $0.6 million in increased facilities related costs. $0.9 million of the increased expenses was due to the acquisition of 3C Limited and Microcellular Systems Limited, both of which were completed in July 2000.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

     Selling, general and administrative expenses increased $3.1 million and 95.0% in the second quarter of fiscal 2001 to $6.4 million compared to $3.3 million for the same period in the prior fiscal year. Significant increases included $1.3 million in increased labor costs as the result of increased personnel and consulting expenses, $0.8 million in increased legal and professional fees, $0.3 million in additional travel expenses and $0.2 million in increased investor and public relations expenses. $0.5 million of the increased level of expenses was due to the acquisition of 3C Limited and Microcellular Systems Limited, both of which were completed in July 2000.

AMORTIZATION OF DEFERRED STOCK COMPENSATION
-------------------------------------------

     Amortization of deferred stock compensation decreased 60.5% to $1.0 million in the first quarter of fiscal 2001 from $2.5 million in the first quarter of fiscal 2000. During the second quarter of fiscal 2001, options were granted at fair market value, resulting in no additional deferred stock compensation.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS
--------------------------------------------------------

     Amortization of goodwill and purchased intangible assets was $1.0 million for the second quarter of fiscal 2001. The Company did not make any acquisition in fiscal 2000 and therefore did not incur any expenses related to acquisitions. The amortization of goodwill and other purchased intangible assets relates to the Company's acquisitions during the first fiscal quarter of 2001.

INTEREST INCOME
---------------

     We had interest income in the fiscal quarter ended December 31, 2000 of $1.8 million compared to $0.1 million for the second fiscal quarter of 2000. The increase in interest income is attributable to the investment of proceeds from the initial public offering.

SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

NET REVENUES
------------

     Total revenues increased 47.7% from $12.4 million in the first six months of fiscal 2000 to $18.3 million in the first six months of fiscal 2001. This increase was due to increased sales to wireless service providers, which increased from $3.7 million in the first half of fiscal 2000 to $10.3 million in the first half of fiscal 2001, partly offset by decreased sales to systems integrators which decreased from $5.2 million to $4.5 million.

GROSS MARGIN
------------

     Gross margin increased to 38.8% in the first six months of fiscal 2001 from 34.3% in the first six months of fiscal 2000. The year-over-year improvement resulted from a higher percentage of direct sales to wireless service providers, and better fixed-cost absorption due to higher levels of revenue overall.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

     Research and development expenses increased $7.3 million and 94.0% to $15.1 million in the first six months of fiscal 2001 from $7.8 million in the first six months of fiscal 2000. The increase in the first quarter of fiscal 2001 is primarily due to an increase of $5.4 million in increased labor costs as the result of an increase in personnel engaged in development activities, $0.2 million in increased travel costs, $0.4 million in development prototypes and $0.9 million in increased facilities related costs. $1.3 million of the increased expenses was due to the acquisition of 3C Limited and Microcellular Systems Limited, both of which were completed in July 2000.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

     Selling, general and administrative expenses increased $8.5 million and 158.5% in the first six months of fiscal 2001 to $13.9 million compared to $5.4 million for the same period in the prior fiscal year. The increase was partly due to a $3.0 million addition to allowance for doubtful accounts due to the significant increase in days sales outstanding from 160 days at June 30, 2000 to 217 days at December 31, 2000, computed on an average accounts receivable balance during the period. This increase in days sales outstanding was due to delayed payment from a few customers who have not met their payment obligations in accordance with our terms of sale. Other significant increases included $2.6 million in increased labor costs as the result of increased personnel and consulting expenses, $0.7 million in increased legal and professional fees, $0.5 million in additional travel expenses, $0.4 million in increased investor and public relations expenses, and $0.2 million in non-cash amortization charges ascribed to warrants issued in September 1999 in conjunction with a distribution agreement. $0.6 million of the increased expenses was due to the acquisition of 3C Limited and Microcellular Systems Limited, both of which were completed in July 2000.

AMORTIZATION OF DEFERRED STOCK COMPENSATION
-------------------------------------------

     Amortization of deferred stock compensation decreased 60.8% to $2.3 million in the first six months of fiscal 2001 from $5.8 million in the first six months of fiscal 2000. During the second quarter of fiscal 2001, options were granted at fair market value, resulting in no additional deferred stock compensation.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS
--------------------------------------------------------

     Amortization of goodwill and purchased intangible assets was $1.7 million for the six months ended December 31, 2000. The Company did not make any acquisition in fiscal 2000 and therefore did not incur any expenses related to acquisitions. The amortization of goodwill and other purchased intangible assets relates to the Company's acquisitions during the six months ended December 31, 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT
-----------------------------------

     We expensed $0.4 million to in-process research and development in the six months ended December 31, 2000 which was a result of the recently completed acquisition of Microcellular Systems, Limited. The Company did not incur any expenses for in-process research and development in the first six months of fiscal 2000.

INTEREST INCOME
---------------

     We had interest income in the six months ended December 31, 2000 of $3.8 million compared to $0.2 million for the second fiscal quarter of 2000. The increase in interest income is attributable to the investment of proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $25.6 million for the first six months of fiscal 2001, and $9.0 million for the same period during fiscal 2000. Net cash used in operating activities increased in the first six months of fiscal 2001 due primarily to $6.2 million increase in our net loss, a $8.9 million increase in inventories in fiscal 2001, a $1.1 million increase in trade receivables, and a $4.2 million increase in prepaid and other current assets.

     Net cash provided by investing activities was $5.3 million for the first six months of fiscal 2001 and net cash used in investing activities was $2.0 million for the same period in the prior year resulting in an increase of $7.3 million. The cash provided in fiscal 2001 resulted from the sale of $24.1 million in short-term investment securities in order to fund $13.8 million to acquire 100% of Microcellular, certain assets of 3C Limited and a 19% equity interest in Blue Sky Communications as well as an increase in the purchase of property and equipment of $4.2 million. The purchase of Microcellular Systems for cash and shares was due to management's desire to obtain resources working directly with wireless service providers and to gain access to selective customers, as well as develop expertise and specialized applications for our products. The purchase of selective assets from 3C Limited was due to management's desire to establish engineering expertise for community network systems closer to the customers in the Asia-Pacific region. The $4.7 million cash investment in, as well as the equipment financing provided to, Blue Sky Communications was due to management's desire to establish a presence in the Americas, to earn a multi-million dollar agreement to supply our products to Blue Sky, and the opportunity to gain equity appreciation via the recurring revenue and income streams established by Blue Sky in the operation of their GSM licensed properties in the Americas.

     Net cash provided by financing activities was $0.3 million for the first six months of fiscal 2001 and net cash provided by financing activities was $39.9 million for the same period during fiscal 2000 resulting in a $39.6 million change. In the first six months of fiscal 2000, our financing activities primarily consisted of the issuance of 5.0 million preferred shares for $38.2 million of net proceeds. An increase of $1.3 million in principal payments on notes payable and capital leases represented most of the remaining change.

     Although we had no material commitments for capital expenditures as of December 31, 2000, management anticipates continuing increases in our capital expenditures and working capital requirements consistent with our anticipated growth in operations. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we allocate to the continuing development of new products, marketing and selling of our products and other factors. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

     During the first half of 2001, we delivered our products to several customers in advance of ascertaining the assurance of collectability of their receivable. Accordingly, we did not recognize revenue related to $4.3 million of those shipments. Until such time as these customers clearly demonstrate sufficient capital base to assure that our receivable can be collected, the cost of the equipment shipped to them is classified as inventory on our consolidated balance sheet.

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

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     As of December 31, 2000, we had an accumulated deficit of $162.9 million. We incurred net losses of approximately $30.5 million and $22.7 million in the fiscal year ended June 30, 2000 and the six months ended December 31, 2000, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR MOST OF OUR REVENUES, AND A DECREASE IN REVENUES FROM THESE CUSTOMERS COULD SERIOUSLY HARM OUR BUSINESS.

     A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues in the six months ended December 31, 2000 and December 31, 1999 were as follows:


                                                                     Six Months Ended
                                                                       December 31,
                                                                     2000        1999
                                                                        (UNAUDITED)
Hutchison Telecommunications and affiliates ....................     25%          25%
Campus Link.....................................................     15%          --
Barakatt Telecommunications, Inc................................     12%          --
Electronia......................................................     11%          --
Nortel Networks.................................................      8%          26%
HangZhou Topper Electric Corporation............................     --           17%
Microcellular Systems, Ltd......................................     --           11%

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

     Nortel Networks and Alcatel have minimum purchase commitments under their respective agreements. In the past we have relied in part on these commitments in forecasting production quantities each quarter. We have also committed to Nortel Networks and Alcatel that we will maintain quality, delivery, performance and design standards for our systems. As a result, we bear the risk of carrying excess inventory if Nortel Networks and Alcatel fail to meet their commitments or if we fail to meet ours. From time to time, we have failed to deliver certain product features by specific milestone dates and, as a result, we have renegotiated downward minimum quarterly commitments with Nortel Networks for calendar years 1999 and 2000. Nortel Networks did not meet the renegotiated commitments for five of the six quarters ended December 31, 2000. Alcatel did not meet the purchase commitments for the quarter ended December 31, 2000. We cannot assure you that future minimum commitments will be met or that they will not be renegotiated downward in the future. Nortel does not have any future quarterly purchase commitments as of December 31, 2000, and, we are renegotiating the 2001 quarterly purchase commitments with Alcatel to reflect the changes in their marketing approach. Failure of Alcatel to meet their revised commitments could also cause our stock price to decline as a result of a revenue shortfall or greater than anticipated operating losses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE
         ----------------

     Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through December 31, 2000, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

         INTEREST RATES
         --------------

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

         CUSTOMER FINANCING
         ------------------

     The telecommunications industry is very capital intensive. Wireless service providers are being forced to use their own financial resources in order to acquire cellular spectrum from national governments. As a result, they often look to their network equipment suppliers for vendor financing. In order to maintain a competitive edge, suppliers are often forced to offer extended payment terms, and, on occasion, lines of credit that cover not only equipment financing needs but also working capital needs of the wireless service providers. We are more frequently being asked to provide these kinds of financing terms to our customers.

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

ITEM  2. Changes in Securities and Use of Proceeds

     (a)  Recent Sales of Unregistered Securities.

          None.

     (b)  Use of Proceeds

     Net proceeds from the initial public offering totaled approximately $116.3 million. Of this amount approximately $17.6 million has been used in current operations.

     We intend to use the proceeds of the offering primarily for additional working capital and other general corporate purposes, including increased research and development, sales and marketing, and general and administrative expenditures.

ITEM 3. Defaults Upon Senior Securities

          None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     (a)  On December 8, 2000 we held our annual meeting of shareholders.

     (b) Matthew J. Desch, Thomas R. Gibian, and Dr. Andrew C. Wang were elected Directors by the shareholders at the annual meeting to serve for a three year term until the annual meeting in 2003 or until their successors have been duly elected and qualified. Dr. Priscilla Lu continued in office as a Director after the meeting.

     (c) The matters voted on at the meeting were the election of directors and the ratification of KPMG LLP as the Company's independent accountants for the fiscal year ended June 30, 2001. The votes cast were:


                                                                            Abstentions and
                                 Votes For        Against or Withheld       Broker Non-votes
                                 ---------        -------------------       ----------------
Matthew J. Desch                 34,127,160        71,058                         0

Thomas R. Gibian                 34,126,790        71,428                         0

Dr. Andrew C. Wang               34,126,980        71,238                         0

Ratification  of                                                             16,850 (Abstain)
  KPMG LLP                       33,377,625       803,743                         0 (Broker Non-vote)

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b)  Reports on Form 8-K

          None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,


February 9, 2001                    interWAVE Communications International, Ltd.


                                    By: /s/ Thomas W. Hubbs
                                       -------------------------------------
                                        Thomas W. Hubbs
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)