Form 10-Q
period 2001-03-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2001-05-11
CIK 1095478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-1095478

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0155633
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)
CLARENDON HOUSE, 2 CHURCH STREET P.O. BOX HM 1022 HAMILTON HM DX, BERMUDA (Address of principal executive offices)	NOT APPLICABLE (Zip code)

(441) 295-5950
(Registrant's telephone number including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

    As of May 7, 2001, 49,109,143 shares of Registrant's common stock, $0.001 par value, were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2001	June 30, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,376	$43,813
Short-term investments	39,623	92,094
Trade receivables, net of allowance of $7,119 and $634 as of March 31, 2001 and June 30, 2000, respectively	16,838	21,293
Inventories	20,836	6,607
Prepaid expenses and other current assets	9,087	1,654

Total current assets	118,760	165,461
Property and equipment, net	9,393	6,861
Intangibles, net	13,331	2,775
Other assets	8,386	556

Total assets	$149,870	$175,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,327	$6,965
Accrued expenses	4,819	3,566
Notes payable	678	486
Other current liabilities	372	306

Total current liabilities	10,196	11,323
Other long-term liabilities	3,681	1,711

Total liabilities	13,877	13,034
Shareholders' equity (deficit):
Common shares, $0.001 par value; 100,000,000 authorized; issued and outstanding 48,794,681 and 46,748,965 shares as of March 31, 2001 and June 30, 2000, respectively	49	47
Additional paid-in capital	321,251	313,764
Deferred stock compensation	(2,027)	(6,239)
Services receivable from shareholders	(3,307)	(4,384)
Subscriptions and amounts receivable from shareholders	(416)	(416)
Accumulated other comprehensive income	758	33
Accumulated deficit	(180,315)	(140,186)

Total shareholders' equity	135,993	162,619

Total liabilities and shareholders' equity	$149,870	$175,653

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net revenues	$2,979	$7,995	$21,298	$20,401
Cost of revenues	3,490	4,948	14,710	13,101

Gross profit (loss)	(511)	3,047	6,588	7,300

Operating expenses:
Research and development	7,988	5,005	23,044	12,765
Selling, general and administrative	8,699	3,669	22,584	9,041
Amortization of deferred stock compensation*	711	2,135	2,991	7,954
In-process research & development	—	—	407	—
Acquisition related amortization costs	969	—	2,696	—

Total costs and expenses	18,367	10,809	51,722	29,760

Operating loss	(18,878)	(7,762)	(45,134)	(22,460)
Interest income	1,507	1,300	5,322	1,483
Interest expense	(33)	(25)	(118)	(2,013)
Other income, net	(39)	(128)	(182)	(129)

Net loss before income taxes	(17,443)	(6,615)	(40,112)	(23,119)
Income tax expense	2	—	17	—

Net loss	(17,445)	(6,615)	(40,129)	(23,119)
Dividend effect of beneficial conversion feature to H-1 preferred shareholders	—	—	—	(2,055)

Net loss attributable to common shareholders	$(17,445)	$(6,615)	$(40,129)	$(25,174)

Basic and diluted loss per share	$(0.36)	$(0.19)	$(0.83)	$(1.65)
Weighted average common shares used in computing loss per share	48,786	34,231	48,346	15,300
*Amortization of deferred stock compensation:
Cost of revenues	$95	$275	$384	$1,008
Research and development	376	1,232	1,653	4,511
Selling, general and administrative	240	628	954	2,435

Total	$711	$2,135	$2,991	$7,954

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2001	2000
	(unaudited)
Net cash used in operating activities	$(45,781)	$(15,984)
Cash flows from investing activities:
Sale of short-term investments	53,124	—
Business acquisitions and minority investments	(13,704)	—
Purchases of property and equipment	(5,413)	(2,768)
Purchase of short-term investments	—	(63,894)
Investment in licensed technologies	(858)	(505)

Net cash provided by (used in) investing activities	33,149	(67,167)
Cash flows from financing activities:
Proceeds from issuance of common shares	409	116,304
Proceeds from issuance of convertible preferred shares and warrants	27	41,245
Issuance of other long-term debt	1,790	—
Principal payments on notes payable and leases	(1,813)	(459)
Proceeds from exercise of options	709	1,821

Net cash provided by financing activities	1,122	158,911

Effect of exchange rate changes on cash and short-term investments	73	17

Net increase (decrease) in cash and cash equivalents	(11,437)	75,777
Cash and cash equivalents at beginning of period	43,813	3,919

Cash and cash equivalents at end of the period	$32,376	$79,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$118	$91
Non-cash investing and financing activities:
Common shares issued for Microcellular	$7,265	—
Conversion of convertible notes for preferred shares	—	$10,846
Conversion of preferred shares and warrants for common stock	—	$23,595
Equipment invested in minority investments	$1,034	—
Exchange of warrants in connection with joint sales agreement	—	$4,121
Dividend effect of beneficial conversion feature to H1 shareholders	—	$2,055

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

    These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2000. Certain prior period balances have been reclassified to conform to current period presentation. The results of operations for the three and nine-month periods ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2001.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

3. COMPREHENSIVE LOSS

    Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the net unrealized gains (losses) on available-for-sale securities and the cumulative foreign currency translation adjustment.

    The components of the Company's total comprehensive loss were (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net loss attributable to common shareholders	$(17,445)	$(6,615)	$(40,129)	$(25,174)
Foreign currency translation adjustments	(36)	56	73	17
Unrealized gain (loss) on investments	395	(100)	652	(100)

Total comprehensive loss	$(17,086)	$(6,659)	$(39,404)	$(25,257)

4. INVENTORIES

    Inventories consist of the following (in thousands):

	March 31, 2001	June 30, 2000
	(unaudited)
Work in process	$15,499	$4,544
Finished goods	4,718	208
Consignment inventory	619	1,855

	$20,836	$6,607

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

    The computations of earnings per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net loss attributable to common shareholders	$(17,445)	$(6,615)	$(40,129)	$(25,174)
Weighted average common shares outstanding	48,786	34,231	48,346	15,300
Basic and diluted loss per share	$(0.36)	$(0.19)	$(0.83)	$(1.65)

6. CASH EQUIVALENTS

    Cash equivalents consisted of the following (in thousands):

	March 31, 2001	June 30, 2000
	(unaudited)
Cash equivalents
Cash	$1,551	$5,487
Money market funds	4,002	6,449
Commercial paper	26,823	31,877

	$32,376	$43,813

7. TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

    The Company engaged in business transactions with investors and major customers resulting in the following revenue and trade receivables (in thousands):

	Nine Months Ended March 31,
	2001	2000
	(unaudited)
Revenue
Hutchison Telecommunications and affiliates**	$4,576	$4,939
Campus Link	2,706	—
Barakatt Telecommunications	2,515	—
Nortel Networks**	1,553	7,014
HangZhou Topper Electric Corporation	—	3,444

    These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Nine Months Ended March 31,
	2001	2000
	(unaudited)
Revenue
Hutchison Telecommunications and affiliates**	21%	24%
Campus Link	13%	—
Barakatt Telecommunications	12%	—
Nortel Networks**	* %	34%
HangZhou Topper Electric Corporation	—	17%

* Less than 10%

** Investors of the Company

    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

    The following table summarizes information relating to the Company's significant customers with balances greater than 10% of trade receivables as of:

	March 31, 2001		June 30, 2000
	(unaudited)
Trade Receivables
Hutchison Telecommunications and affiliates	24%		24%
Campus Link	12%		—
Nortel Networks	*	%	26%
HangZhou Topper Electric Corp.	*	%	11%
Alcatel	*	%	11%

* Less than 10%

8. COMMITMENTS

(a)
OPERATING LEASE COMMITMENTS

    The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates ranging from February 2001 to June 2005. Future minimum lease payments as of March 31, 2001 are as follows (in thousands):

Period ending December 31
2001	$4,382
2002	3,381
2003	2,413
2004	2,447
2005	37

Total minimum lease payments	$12,660

    The Company's facilities in Redwood City were subleased during March 2000 and the payments of approximately $1.2 million received from the sublessees will cover the Company's proportionate costs to the landlord under the existing lease. The subleases will terminate at the same time that our lease ends on September 30, 2002. The Company's lease in the United Kingdom expired in March 2001 and has been renewed with similar terms to expire on August 31, 2004.

(b)
CONTRACT MANUFACTURERS

    The Company generally commits to purchase products from its contract manufacturers to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of March 31, 2001, the Company had committed to make purchases totaling $4.9 million from these manufacturers in the next 60 days, although we are negotiating with our vendors to manage the timing of the receipts of the inventory.

9. GEOGRAPHIC SEGMENT INFORMATION

    In fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of An Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The financial information that the CEO reviews is identical to the information presented in the accompanying statements of operations. Accordingly, the Company has determined that it operates in a single operating segment: manufacturing and sale of compact mobile wireless network solutions.

    Due to the nature of our business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the quarters ended March 31, 2001 and 2000 is based on our customers' location. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal quarter.

    Net revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
United States	$185	$696	$3,274	$3,526
Europe/Middle East/Africa	1,975	4,100	12,145	7,862
Asia/Pacific	819	3,198	5,879	9,013

	$2,979	$7,994	$21,298	$20,401

    Net long-lived assets by country were as follows (in thousands):

	March 31, 2001	June 30, 2000
United States	$6,981	$6,008
Europe/Middle East/Africa	958	117
Asia/Pacific	1,454	736

	$9,393	$6,861

10. MINORITY EQUITY INVESTMENTS

    During the second fiscal quarter, the Company made a cash investment of $4.7 million in Blue Sky Communications, Inc., a Georgia corporation, in exchange for 1,175,000 shares of Series A Preferred Stock of Blue Sky and a warrant to purchase 587,500 shares of common stock of OPM Auction Company, an affiliate of Blue Sky that owns GSM spectrum in the United States and some of its territories. The investment represents a 19% ownership in Blue Sky and is included in "Other assets" in the accompanying condensed consolidated balance sheet.

    Additionally, the Company holds a $2 million Secured Convertible Promissory Note, at 10% interest for 18 months, which was obtained in the September quarter in consideration for a $2 million shipment of interWAVE's products. The Secured Convertible Promissory Note may be converted at any time into Series A Preferred Stock of Blue Sky. The September shipment was recorded as an investment valued at $0.8 million, or the cost value of the products shipped, and a gain on investment will be recognized as payments on the Note are received.

11. ACQUISITIONS

    On July 3, 2000, the Company acquired some of the assets of 3C Limited ("3C"), a Hong Kong based company involved in the development of telecommunication switches. The purchase price consideration included $4.1 million in cash and $2.0 million in deferred cash payments to be paid to 3C's shareholders/employees contingent upon the continued employment of key executives by interWAVE. In December 2000, the deferred cash payment was released to 3C's shareholders and the key executives remain employed with interWAVE. The transaction was accounted for using purchase accounting. Of the $4.1 million up front purchase price, $3.8 million was assigned to purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $52 thousand was allocated to net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $0.3 million and will be amortized on a straight-line basis over three years.

    On July 28, 2000, the Company acquired all of the outstanding shares of Microcellular Systems Limited, an Irish company, for a consideration of $14.8 million, comprised of $3.1 million in cash, $4.2 million in assumed liabilities and acquisition costs, and 555,540 shares of interWAVE common stock, valued at approximately $7.3 million, and $0.2 million of assumed unvested options.

    On March 19, 2001, the Company announced the signing of a definitive agreement to acquire Wireless, Inc. ("Wireless") Under the terms of the agreement, the Company will issue approximately 5 million shares in exchange for all of Wireless' outstanding capital stock and warrants, and will assume approximately $8 million in notes payable. The Company has further agreed that (i) up to an additional 1.5 million shares may be issued on or about May 31, 2001 in payment of these notes, with any remaining balance payable in cash, and (ii) up to an additional 2 million shares may be issued based on Wireless' achievement of minimum thresholds of gross margin dollars in calendar year 2001. The acquisition, which is subject to certain conditions, including the approval of State and Federal regulatory authorities, will be accounted for as a purchase transaction, and is expected to be completed in the fourth quarter of fiscal 2001.

12. SUBSEQUENT EVENT

    Subsequent to the end of the quarter, in April 2001, the Company had a reduction in force in Menlo Park, California and in other subsidiary locations to reduce our expenses, lower our breakeven point for sales volume, and reduce cash outflow. The Company has instituted a salary reduction for our managers and executives, to remain until business conditions improve. The Company also plans to take additional steps to reduce our expenses and achieve economies with the combined company resulting from the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements in this Form 10-Q which are not historical facts are "forward-looking statements" that are subject to known and unknown risks and uncertainties that could cause the results of interWAVE Communications International, Ltd. to differ materially from management's current expectations. These risks and uncertainties include, but are not limited to, the risks relating to interWAVE's history of losses, the expectation of future losses, reliance on a small number of customers, reliance on the purchase commitments of large customers, complexity of products, difficulties in introducing new or enhanced products, compliance with regulations and evolving industry standards, long sales cycles, intense competition, sales to China, management of global operations, the ability to retain and motivate key employees, the ability to integrate acquired companies, the effects of a natural disaster and the Risk Factors discussed in the initial public offering prospectus dated January 28, 2000, the annual report on Form 10-K and in the filings and reports made from time to time by interWAVE with the Securities and Exchange Commission. We cannot assure you that future results will be achieved, and actual results could differ materially from expectations, forecasts and estimates. interWAVE assumes no obligation to update any forward-looking statements, which speak only as of their respective dates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our prospectus dated January 28, 2000 and Form 10-K dated September 27, 2000. You are encouraged to review such risk factors carefully.

OVERVIEW

    interWAVE Communications International, Ltd. and subsidiaries (the "Company") provides compact mobile wireless communications systems using GSM, an international standard for voice and data communications. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. We have designed our systems to serve small community networks, corporate, university and institutional campus networks, and in-fill of larger metropolitan networks in a cost-effective manner.

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

    We generated net revenues of $21.3 million and $20.4 million for the nine month periods ended March 31, 2001 and 2000, respectively, and we incurred net losses of $40.1 million and $23.1 million for the nine month periods ended March 31, 2001 and 2000, respectively. As of March 31, 2001, we had an accumulated deficit of $180.3 million.

    We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 96% of net revenues in fiscal 2000 and 94% in the nine months ended March 31, 2001.

    Currently, our revenues are generated by our direct sales force and by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems. The components of sales by channel are as follows:

	9 Months Ended March 31, 2001	Fiscal Year Ended June 30, 2000
Direct sales to wireless providers	55%	23%
System integrators	28%	40%
Communication equipment providers	17%	37%

    Net revenues outside the United States represented approximately 85% and 83% of total net revenues for the nine months ended March 31, 2001 and 2000, respectively. We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

    Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants. The expense is equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $3.0 million and $8.0 million was amortized in the nine months ended March 31, 2001 and 2000, respectively. The balance in deferred compensation of $2.0 million as of March 31, 2001 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	117.2	61.9	69.1	64.2

Gross margin	(17.2)	38.1	30.9	35.8

Operating expenses:
Research and development	268.1	62.6	108.2	62.6
Selling, general and administrative	292.0	45.9	106.0	44.3
Amortization of deferred stock compensation	23.9	26.7	14.0	39.0
In-process research & development	—	—	1.9	—
Amortization of intangible assets related to acquisitions	32.5	—	12.7	—

Operating loss	(633.7)	(97.1)	(211.9)	(110.1)
Interest income	50.6	16.3	25.0	7.3
Interest and other expense	(2.5)	(1.9)	(1.5)	(10.5)
Dividend effect to preferred shareholders	—	—	—	(10.1)

Net loss attributable to common shareholders	(585.6)%	(82.7)%	(188.4)%	(123.4)%

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET REVENUES

    Total revenues decreased 62.7% from $8.0 million in the third quarter of fiscal 2000 to $3.0 million in the third quarter of fiscal 2001. This decrease was due to decreased sales to wireless service providers, which decreased from $1.7 million in the third quarter of fiscal 2000 to $1.4 million in the third quarter of fiscal 2001 and decreased sales to communications systems providers which decreased from $4.1 million to $0.1 million.

    During the third quarter, we shipped $6.0 million of our equipment to Comunicaciones Personales S.A. ("COPESA"), the Paraguay subsidiary of Hutchison Telecommunications International Limited. The shipment was for a GSM community "Home Zone" network. The Paraguay network will be interWAVE's first major deployment in the South American region. We did not recognize revenue of $6.0 million during the quarter for this shipment, pending satisfaction of the revenue recognition criteria as prescribed by Staff Accounting Bulletin No. 101.

GROSS MARGIN

    Gross margin decreased to (17.2)% in the third quarter of fiscal 2001 from 38.1% in the third quarter of fiscal 2000. The decrease in gross margin is due to higher fixed costs of operations and field services in relation to the overall revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased $3.0 million and 59.6% to $8.0 million in the third quarter of fiscal 2001 from $5.0 million in the third quarter of fiscal 2000. The increase in the third quarter of fiscal 2001 is primarily due to an increase of $2.2 million in increased labor costs as a result of an increase in personnel engaged in development activities. $1.1 million of the increased expenses for the quarter ended March 31, 2001 was due to the acquisition of 3C Limited and Microcellular Systems Limited, both of which were completed in July 2000 (see Note 11).

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased $5.0 million and 137.1% in the third quarter of fiscal 2001 to $8.7 million compared to $3.7 million for the same period in the prior fiscal year. Significant increases included $2.6 million addition to allowance for doubtful accounts, $1.5 million in increased labor costs as the result of increased personnel, consulting and acquisition retention expenses, and $0.4 million in increased investor and public relations expenses. $1.0 million of the increased expenses was due to the acquisition of 3C Limited and Microcellular Systems Limited (see Note 11).

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    Amortization of deferred stock compensation decreased 66.7% to $0.7 million in the third quarter of fiscal 2001 from $2.1 million in the third quarter of fiscal 2000. During the third quarter of fiscal 2001, options were granted at fair market value, resulting in no additional deferred stock compensation.

ACQUISITION RELATED AMORTIZATION COSTS

    Amortization of goodwill and purchased intangible assets was $1.0 million for the third quarter of fiscal 2001. The Company did not make any acquisition in fiscal 2000. Amortization of goodwill and other purchased intangible assets relates to the Company's acquisitions during the first fiscal quarter of 2001.

INTEREST INCOME

    We had interest income in the fiscal quarter ended March 31, 2001 of $1.5 million compared to $1.3 million for the third fiscal quarter of 2000, which was attributable to the investment of proceeds from our initial public offering.

NINE MONTHS ENDED MARCH 31, 2001 AND 2000

NET REVENUES

    Total revenues increased 4.4% from $20.4 million in the first nine months of fiscal 2000 to $21.3 million in the first nine months of fiscal 2001. This increase was due to increased sales to wireless service providers, which increased from $5.4 million in the first nine months of fiscal 2000 to $11.8 million in the first nine months of fiscal 2001, partially offset by decreased sales to communications equipment providers which decreased from $7.6 million to $3.6 million. Our net revenue for the nine months did not include $6 million in shipments for the Paraguay network of a subsidiary of Hutchison.

GROSS MARGIN

    Gross margin decreased to 30.9% in the first nine months of fiscal 2001 from 35.8% in the first nine months of fiscal 2000. The decrease in gross margin is due to higher fixed costs of operations and field services in relation to the overall revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased $10.3 million and 80.5% to $23.0 million in the first nine months of fiscal 2001 from $12.8 million in the first nine months of fiscal 2000. The increase is primarily due to an increase of $7.3 million in increased labor costs as the result of an increase in personnel engaged in development activities, $0.3 million in increased travel costs, and $0.4 million in development prototypes. $2.6 million of the increased expenses was due to the acquisition of 3C Limited and Microcellular Systems Limited, both of which were completed in July 2000 (see Note 11).

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased $13.5 million and 149.8% in the first nine months of fiscal 2001 to $22.6 million compared to $9.0 million for the same period in the prior fiscal year. The increase was partly due to a $5.7 million addition to allowance for doubtful accounts due to the significant increase in days sales outstanding from 160 days at June 30, 2000 to 231 days as of March 31, 2001, computed on an average accounts receivable balance during the period. This increase in days sales outstanding was due to delayed payment from a few customers who have not met their payment obligations in accordance with our terms of sale. Other significant increases included $3.7 million in increased labor costs as the result of increased personnel consulting and acquisition retention expenses, $0.4 million in increased legal and professional fees, $0.8 million in additional travel expenses, and $0.9 million in increased investor and public relations expenses. $1.6 million of the increased expenses was due to the acquisition of 3C Limited and Microcellular Systems Limited (see Note 11).

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    Amortization of deferred stock compensation decreased 62.4% to $3.0 million in the first nine months of fiscal 2001 from $8.0 million in the first nine months of fiscal 2000. During the third quarter of fiscal 2001, options were granted at fair market value, resulting in no additional deferred stock compensation.

ACQUISITION RELATED AMORTIZATION COSTS

    Amortization of goodwill and purchased intangible assets was $2.7 million for the nine months ended March 31, 2001. The Company did not make any acquisition in fiscal 2000. Amortization of goodwill and other purchased intangible assets relates to the Company's acquisitions during the nine months ended March 31, 2001.

IN-PROCESS RESEARCH AND DEVELOPMENT

    We expensed $0.4 million to in-process research and development in the nine months ended March 31, 2001 which was a result of our acquisition of Microcellular Systems, Limited in the first fiscal quarter of 2001. There were no such expenses in the first nine months of fiscal 2000.

INTEREST INCOME

    We had interest income in the nine months ended March 31, 2001 of $5.3 million compared to $1.5 million for the same period in fiscal 2000. The increase in interest income is attributable to the investment of proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $45.8 million for the first nine months of fiscal 2001, and $16.0 million for the same period during fiscal 2000. Net cash used in operating activities increased in the first nine months of fiscal 2001 due primarily to $9.5 million increase in our net loss, a $12.0 million increase in inventories in fiscal 2001, a $3.2 million increase in trade receivables, and a $8.2 million increase in prepaid and other current assets.

    Net cash provided by investing activities was $33.1 million for the first nine months of fiscal 2001 and net cash used in investing activities was $67.2 million for the same period in the prior year resulting in an increase of $100.3 million. The cash provided in fiscal 2001 resulted from the sale of $53.1 million in short-term investment securities to fund $13.8 million to acquire 100% of Microcellular, certain assets of 3C Limited and a 19% equity interest in Blue Sky Communications as well as an increase in the purchase of property and equipment of $5.4 million. The purchase of Microcellular Systems for cash and shares was due to management's desire to obtain resources working directly with wireless service providers and to gain access to selective customers, as well as develop expertise and specialized applications for our products. The purchase of selective assets from 3C Limited was due to management's desire to establish engineering expertise for community network systems closer to the customers in the Asia-Pacific region. The $4.7 million cash investment in, as well as the equipment financing provided to, Blue Sky Communications was due to management's desire to establish a presence in the Americas, to earn a significant agreement to supply our products to Blue Sky, and the opportunity to gain equity appreciation via the recurring revenue and income streams established by Blue Sky in the operation of their GSM licensed properties in the Americas.

    Net cash provided by financing activities was $1.1 million for the first nine months of fiscal 2001 and net cash provided by financing activities was $158.9 million for the same period during fiscal 2000 resulting in a $157.8 million decrease. In the first nine months of fiscal 2000, our financing activities primarily consisted of the issuance of 5.0 million preferred shares for $38.2 million of net proceeds. An increase of $1.4 million in principal payments on notes payable and capital leases represented most of the remaining change.

    Although we had no material commitments for capital expenditures as of March 31, 2001, management anticipates continuing increases in our capital expenditures and working capital requirements consistent with our anticipated growth in operations. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we allocate to the continuing development of new products, marketing and selling of our products and other factors. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

    During the first nine months of fiscal 2001, we delivered our products to several customers in advance of ascertaining the assurance of collectibility of their receivable. Accordingly, we did not recognize revenue related to $10.8 million of those shipments pending satisfaction of the revenue recognition criteria as prescribed by the Staff Accounting Bulletin No. 101.

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

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

    As of March 31, 2001, we had an accumulated deficit of $180.3 million. We incurred net losses of approximately $30.5 million and $40.1 million in the fiscal year ended June 30, 2000 and the nine months ended March 31, 2001, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

  •
  the rate of market acceptance of compact mobile wireless systems;

  •
  our ability to compete successfully against much larger GSM communications equipment providers; and

  •
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

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR MOST OF OUR REVENUES, AND A DECREASE IN REVENUES FROM THESE CUSTOMERS COULD SERIOUSLY HARM OUR BUSINESS.

    A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues for the nine months ended March 31, 2001 and 2000 were as follows:

	Nine Months Ended March 31,
	2001	2000
	(unaudited)
Hutchison Telecommunications and affiliates	21%	24%
Campus Link	13%	—
Barakatt Telecommunications	12%	—
Nortel Networks	* %	34%
HangZhou Topper Electric Corporation	—	17%

* Less than 10%

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

OUR MINIMUM PURCHASE COMMITMENTS FROM NORTEL NETWORKS AND ALCATEL WERE RENEGOTIATED AND SIGNIFICANTLY REDUCED. NORTEL NO LONGER HAS A MINIMUM PURCHASE COMMITMENT AS OF MARCH 31, 2001. ALCATEL'S REDUCED COMMITMENT ENDS DECEMBER 31, 2001.

    Nortel Networks and Alcatel had minimum purchase commitments under their respective agreements. In the past we relied in part on these commitments in forecasting production quantities each quarter. We have also committed to Nortel Networks and Alcatel that we will maintain quality, delivery, performance and design standards for our systems. As a result, we had the risk of carrying excess inventory if Nortel Networks and Alcatel failed to meet their commitments or if we failed to meet ours. From time to time, we have failed to deliver certain product features by specific milestone dates and, as a result, we renegotiated downward minimum quarterly commitments with Nortel Networks for calendar years 1999 and 2000. Nortel Networks did not meet the renegotiated commitments for five of the six quarters ended March 31, 2001. Alcatel did not meet the purchase commitments for the quarter ended March 31, 2001. Nortel does not have any future quarterly purchase commitments as of March 31, 2001. We have as of February 23, 2001 renegotiated and significantly reduced the calendar year 2001 quarterly purchase commitments with Alcatel. Alcatel's reduced purchasing commitments will end December 31, 2001. Failure of Alcatel to meet their revised commitments could cause our stock price to decline as a result of a revenue shortfall or greater than anticipated operating losses.

OUR STOCK PRICE HAS BEEN VOLATILE SINCE OUR INITIAL PUBLIC OFFERING, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES AT PRICES YOU FIND ATTRACTIVE.

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market has experienced extreme volatility that often has been unrelated to the operating performance of companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options.

WE MUST MANAGE OUR GROWTH SUCCESSFULLY, INCLUDING THE INTEGRATION OF RECENTLY-ACQUIRED COMPANIES, IN ORDER TO ACHIEVE OUR DESIRED RESULTS.

    As a result of recent acquisitions and international expansion, many of our employees are based outside of our Menlo Park headquarters. If we are unable to effectively manage our geographically dispersed group of employees, our business will be adversely affected.

    As part of our business strategy, we have completed two acquisitions in first fiscal quarter of 2001 and have just recently announced our signing of a definitive agreement to acquire Wireless, Inc. Acquisition transactions are accompanied by a number of risks, including:

  •
  the difficulty of assimilating the operations and personnel of the acquired companies;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  the difficulty of incorporating acquired technology into our products and unanticipated expenses related to such integration;

  •
  the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

  •
  the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;

  •
  the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

  •
  the potential unknown liabilities associated with acquired businesses.

    We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

OUR OPERATIONS COULD BE SIGNIFICANTLY HINDERED BY THE OCCURRENCE OF A NATURAL DISASTER OR OTHER CATASTROPHIC EVENT.

    Our manufacturing operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our manufacturing operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. We do not have multiple site manufacturing capacity for all of our products in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our employees for a period of time. Any such event could have a material adverse effect on our business, operating results, and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE

    Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through March 31, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On June 28, 1999, we filed a complaint against JetCell Inc. ("JetCell"), which was acquired by Cisco Systems, Inc., in May 2000, in the United States District Court for the Northern District of California, interWAVE Communications International Ltd., v. Cisco Systems, Inc., alleging misappropriation of trade secrets and infringement of United States Patent Nos. 5,734,979 and 5,818,824. Two of the founders of JetCell are former employees of interWAVE. The complaint seeks injunctive relief and damages. On July 19, 1999, JetCell filed an answer to the complaint and counterclaims against us. The answer denied the allegations made in the complaint and the counterclaims included allegations against us of unfair trade practices, unfair competition, defamation, patent misuse and patent invalidity. The answer and counterclaims seek injunctive relief, damages, invalidation of our patents and a dismissal of the complaint. On August 9, 1999, we filed an answer to JetCell's counterclaims denying the allegations made in the counterclaims. We are unable to predict the outcome of the litigation. However, if we are unable to settle these proceedings in a satisfactory manner, the legal proceedings may be time consuming and expensive and the outcome could be adverse to us. An adverse outcome could have a material adverse affect on our financial position. If the outcome is adverse to us, we would also experience more competition in our markets and may be required to license technology required for our products, either of which could harm our business and financial results. An adverse outcome could have a material adverse affect on our business and results of operations.

    We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. However, other than as described above, we are not currently involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Recent Sales of Unregistered Securities.

    None.

  (b)
  Use of Proceeds

    Net proceeds from the initial public offering totaled approximately $116.3 million. Of this amount approximately $37.8 million has been used in current operations.

    We intend to use the proceeds of the offering primarily for additional working capital and other general corporate purposes, including increased research and development, sales and marketing, and general and administrative expenditures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the third quarter of fiscal 2001.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  None.

  (b)
  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

May 11, 2001	interWAVE Communications International, Ltd.
	By:	/s/ THOMAS W. HUBBS Thomas W. Hubbs Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II: OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K