Form 10-K
period 2001-06-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2001-09-27
CIK 1095478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark one)
/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-1095478

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)		98-0155633 (I.R.S. Employer identification No.)
Clarendon House, 2 Church Street P.O. Box HM 1022 Hamilton HM DX, Bermuda (Address of principal executive offices)	Not Applicable (Zip code)	441-295-5950 (Telephone Number)
Title of each class Common Shares, par value $.001 per share	Name of each exchange on which registered NASDAQ

Securities registered pursuant to Section 12(g)of the Act:
Common Shares, par value $.001 per share
(Title of class)

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    Aggregate market value of the voting shares held by non-affiliates of the Registrant, based upon the closing price of $0.93 on September 11, 2001 on the NASDAQ was $38,269,613. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, and person's holding 5% or more of Registrant's Common Shares are affiliates. Number of shares of the Registrant's common shares outstanding at September 11, 2001: 55,643,160

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's proxy statement for its Annual Meeting of Shareholders to be held on December 6, 2001, are incorporated by reference in Part III of this report.

interWAVE Communications International, Ltd.

2001 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

    We make many statements in this report, such as statements regarding our plans, objectives, expectations and intentions and others that are forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act. We may identify these statements by the use of the future tense or words such as "believe," "anticipate," "intend," "may," "expect," "estimate," "will," "continue," "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. You should read statements that contain these words carefully, because they discuss our expectations about our future performance, contain projections of our future operating results and our future financial condition, or state other "forward-looking" information. There may be events in the future, however, that we are not able to predict or over which we have no control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "risk factors that may affect future results" and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

Overview

    interWAVE Communications International, Ltd., ("we," "us," "the Company," or "interWAVE") is a global provider of scaleable wireless networks that offer a cost effective solution to extend coverage and connection to hard to reach areas. These systems support voice and data in both mobile and fixed environments. The systems work in both licensed and unlicensed frequency ranges and are deployed in many countries of the world.

    We market and sell our solutions around the world utilizing a three-tiered sales strategy which includes selling to communications equipment providers, to systems integrators and Value Added Resellers ("VARs") which integrate our systems with the products of other companies and through our own direct sales force. Since 1997 we have sold over 2000 Global Standard for Mobile Communications ("GSM") units which have been installed in many countries worldwide. We have a strategic alliance with Nortel Networks which accounted for 6% and 28% of our revenues in 2001 and 2000, respectively. Nortel owns 9.9% of our fully diluted shares. As part of Nortel's focus towards core markets and the push to reduce OEM products supported by the businesses overall, Nortel discontinued the distribution of our products in wireless office markets during fiscal 2001. Nortel continues to provide referrals on opportunities in community markets and is transitioning support of wireless office customers to us. Subsequent to the year ended June 30, 2001, Nortel filed a Notice of Intent to sell 500,000 shares and sold 190,000 shares of our common stock. We also have a strategic alliance with Alcatel Business Systems. These alliances included purchase and distribution agreements through which both companies marketed our products to their customers. In addition to Nortel Networks and Alcatel, we have a strategic relationship with Hutchison Whampoa, and its subsidiary Hutchison Telecommunications International, Ltd., one of the leading global GSM cellular operators. Hutchison affiliates own 4.8% of our fully diluted shares. Hutchison affiliates have deployed our products in networks in Hong Kong, Sri Lanka, and Paraguay.

GSM Products

    We offer a complete line of compact GSM systems and have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. We have designed our systems to serve the following applications:

  •
  Community Networks. Our systems enable wireless service providers to add capacity in heavy usage areas and to provide telephone service in previously unserved communities.

  •
  Specialized Networks. The compact nature of our systems allows innovative uses of these systems in applications previously impossible. These include the deployment for emergency applications, military applications and cellular usage on airplanes.

  •
  Wireless Offices. Our systems allow wireless users in organizations such as large corporations, government entities and universities to maintain contact with the organization's private telephone network whether the users are in their offices, out of their offices or moving between locations.

Broadband Products

    Our high-speed, or broadband, wireless systems enable international and domestic communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers. These products were the result of our acquisition of Wireless Inc. in June of 2001. Our systems are designed as an alternative to fiber optic, copper-based and cable-based communication transmission methods and allow a service provider to use the broadband products for infrastructure buildouts or to rapidly deliver high-speed Internet access in a service area. These systems serve the following applications:

  High Speed Transport.  Operating in licensed frequencies these products provide scalable bandwidth in a Point-to-Point configuration. This allows wireless and wireline providers to quickly connect major locations with a high performance and capacity wireless link, used as the infrastructure backbone for network buildouts.

  Medium Speed Transport.  Operating in licensed and unlicensed frequencies these products provide bandwidth from 1.5 Megabits per second ("Mbps") up to 16Mbps with a variety of applications. These allow both operators and private companies to connect locations with Internet Protocol ("IP"), asynchronous transfer mode ("ATM") and circuit interfaces.

  Broadband Access.  Our systems provide a family of Point-to-Multi-Point wireless systems that are typically used to facilitate high speed Internet access for small and medium sized businesses.

Industry

GSM Infrastructure

Rapid Growth for Mobile Wireless Communications

    In recent years, worldwide demand for mobile wireless communications has increased dramatically. According to The Strategis Group, the worldwide wireless market is expected to grow from 714 million users in 2000 to approximately 1.3 billion by 2003, a compounded annual growth rate of approximately 22%. The increasing availability, functionality and affordability of wireless products and services have driven this rapid growth.

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

Communications Equipment Market

    Wireless service providers are investing in expanding and upgrading their existing digital (2G) networks to add capacity and keep pace with the demand for value-added services as well as investing for newer generations of technologies known as 2.5G and 3G. These investments are being driven by increased competition, strong subscriber growth and new product innovation. Such investments enable wireless service providers to extend geographic coverage, improve call quality, and deliver enhanced features and services. Growth rates experienced by the industry as a whole may not, however, reflect growth rates that we will experience.

Global System for Mobile Communications Standard

    The GSM standard competes primarily with the code division multiple access standard, or CDMA, the time division multiple access standard, or TDMA, and analog standards. According to The Comprehensive Guide to Wireless Technologies, all of the digital standards, including GSM, CDMA and TDMA, offer clearer voice communications than the older analog standards. We believe that digital standards will attract even more users in the future, as functions such as high-speed data communications become available. The GSM standard allows users to send and receive text messages and allows users to roam across international boundaries without an interruption in service. The TDMA and CDMA standards provide similar advanced messaging capabilities, but do not allow users to roam internationally because networks in different countries do not have a cooperating roaming traffic arrangement, and the phones do not have a removable personal identity card, like GSM phones, to identify the user to the network regardless of location. Without this portable identity card, roaming of the user's phone is limited to networks that operate in the user's home network. Finally, CDMA, which uses a wide frequency range with unique mathematical codes to distinguish different users, does not have a maximum number of calls it can handle at a given time, but rather can accommodate additional calls by slightly degrading the quality of all ongoing calls. GSM and TDMA, which transmit and receive information in predefined time slots in a narrowly defined frequency range, cannot expand the maximum number of calls to accommodate such surges in demand.

    According to The Strategis Group, GSM is the world's most widely accepted digital wireless standard with 437 million users in 2000 and is projected to grow to over 700 million users by 2003. In 2000, GSM accounted for approximately 61% of the world's wireless market while CDMA, TDMA and analog accounted for 11%, 8% and 9% of the world's market, respectively. According to Frost & Sullivan, 154,000 GSM base stations were installed in 1999 and in 2002 they expect 400,000 GSM base stations to be installed. GSM is the dominant standard in Europe as a result of the European Union's decision to endorse a single unifying digital standard in the 1980s. In Asia, the rate of acceptance of the GSM standard is growing rapidly as wireless service providers have selected GSM to offer differentiated services and to increase capacity. On November 1, 1999, the GSM Association and the Universal Wireless Communications Consortium, the governing bodies of the GSM and TDMA standards, respectively, announced an agreement to jointly develop standards that enable GSM and TDMA systems to operate together. International standards organizations are also working to develop the next generation of standards that will replace all three of these technologies.

    Early in the history of the wireless market, analog standards achieved a strong presence in the United States while the GSM standard was being adopted in Europe. According to International Data Corporation, at the end of 2000 7.6% of the 89 million wireless users in the United States were using the GSM standard, up from 5.6% in 1999. They project the total number of users to grow to 144 million, with 14% using GSM, in the United States by 2004. Today, although the acceptance of the GSM standard in North America is in its early stages, increased penetration of the GSM standard is being driven by its ability to support international roaming, and will be further driven by its advanced data transmission and messaging capabilities. GSM has been adopted in North America by communications service providers, including Microcell, Cingular, VoiceStream, and AT&T Wireless.

Both CDMA and TDMA also have significant presence in the United States. Sprint PCS and GTE have deployed CDMA. AT&T Wireless has also deployed TDMA but has now decided to also deploy GSM.

3G and Future Wireless Standard

    An international consortium of standards bodies has established the specifications for the next generation of wireless standards, often referred to as the 3G wireless standard, and is working to further define the 3G standard. 3G is an ITU specification for the third generation of mobile communications technology. 3G promises increased bandwidth, up to 384 kilobits per second ("Kbs") when a device is stationary or moving at pedestrian speed, 128 Kbs in a car, and 2Mbps in fixed applications. Since the installed base of wireless networks was not designed to be interoperable with the 3G standard, significant capital expenditures will be required to update these networks. We believe wireless service providers will attempt to preserve their previous investments in infrastructure and will seek incremental solutions that will facilitate upgrading to the 3G wireless standard while ensuring interoperability among disparate networks. The 3G standard currently uses a combination of the ATM packet-switched standard and circuit switching to enable high-speed data transmissions over wireless networks. In addition to voice, the 3G standard allows data transmission at rates up to 2 Mbps. The Internet Protocol is the networking standard used to communicate voice and data across the Internet. Using this protocol in a wireless network would give users access to Internet resources that might otherwise be unavailable and will provide potential cost-savings for operators by allowing them to use existing Internet Protocol systems. We expect these developments will increase the demand for cost-effective, flexible, wireless networks that can be easily upgraded to the emerging future generation standards. According to The Strategis Group, wireless messaging or data transmission devices in use will expand from 230 million in 2001 to over 1 billion by 2004.

Key Developing Market Opportunities

  Specialty Applications

    The compact size of our GSM infrastructure equipment and packaging expertise has enabled several special applications of the equipment including:

  •
  GSM on Wheels. An entire GSM network, or just a GSM BSS is packaged into a small van or truck allowing an operator to provide primary coverage in the case of natural disasters or temporary, supplemental or primary coverage for events where current coverage is inadequate.

  •
  GSM on a ship. This provides for GSM roaming coverage on cruise ships and ferries worldwide, allowing passengers to send and receive calls while at sea. This has been deployed for multiple customers.

  •
  GSM on a plane. Similar to GSM on a ship, this is still in development with BAE Systems and will allow the usage of a regular GSM handset on passenger aircraft.

  Community Solutions

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

  Home Zone Networks

    Our WAVEXchange™ local switch serves as switching capacity for Home Zones, in which the GSM subscriber has a service similar to cordless telephony, with mobility within the Home Zone covered by the WAVEXchange™. In a city served by a central switch of high capacity, such as a Nortel switch, the WAVEXchange Home Zones can create an underlay network with local switching, where the subscribers may also access the services of the central switch. In other networks, our WAVETransit™ switch may connect clusters of Home Zones and provide access to the Public Switched Telephone Network ("PSTN"). We have deployed a Home Zone network for a subsidiary of Hutchison in Sri Lanka. We are deploying a nationwide Home Zone network in Paraguay for a subsidiary of Hutchison. Our TurboMAX™ base transceiver station provides high power coverage in Home Zone networks. The Home Zone approach allows the operators to build out a nationwide network incrementally, thus minimizing up front large investments required using traditional network buildout methods. Every Home Zone can be independently expanded and managed to provide full cellular network services.

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

    As wireless service providers seek to achieve these objectives in an extremely competitive market, they will increasingly require communications equipment providers to develop wireless network solutions that enable the flexible, cost-effective delivery of value-added services and that are capable of being easily adapted to the 3G wireless standard.

Broadband Wireless

The Demand for High Speed Wireless Networks

    As public and private communication networks have become essential for communication, electronic commerce and information exchange, the volume of voice and high-speed data traffic worldwide has increased dramatically. In addition, user applications, such as electronic mail, telecommuting and business-to-business exchanges have further increased the amount of network traffic. This increase in network traffic has resulted in a demand for greater transmission capacity, or bandwidth, and broadband services to support it. Bandwidth limitations between service providers' central offices and end-users, often referred to as the last mile bottleneck, have constrained service providers from delivering broadband services to the end-user. We believe that traditional dial-up modem technology is insufficient to support the growth in network traffic and demand for high-speed data transmission. Although wired access network infrastructures using cable, digital subscriber line, or DSL, and fiber optic systems can deliver greater bandwidth than that provided by dial-up modem technology, these systems are not universally available to end-users. This last mile bottleneck is frustrating a broad base of business, residential and small office/home office users, many of whom require high-speed access to data.

Wired Solutions

    The demand for broadband access continues to accelerate, pressuring service providers to improve and expand existing wired infrastructures. Wired broadband access solutions that are intended to address this demand include cable modem service, DSL and fiber optic technology. Often, these technologies require a trained installation technician and involve a lengthy implementation process.

Coaxial Cable Modem

    Coaxial cable modem technology is currently the most common wired solution for broadband network access. The cable solution is limited in its effectiveness, however, because:

  •
  performance deteriorates as more subscribers are added because the users share a common transmission medium;

  •
  performance difficulties worsen as users transmit more data because transmission capacity has been allocated primarily to receiving data, or downstream transmission, and cannot be easily reallocated to transmitting data, or upstream transmission;

  •
  there are inherent privacy limitations because all users share a common link rather than using an individual link; and

  •
  the current infrastructure is primarily geared towards residential service, and is unavailable to most business customers.

DSL

    DSL service is delivered over existing copper-based wired infrastructure and is gaining wide acceptance by both residential and business markets for high-speed Internet access. However, DSL service is limited in its effectiveness because:

  •
  the length and quality of available copper wires limit transmission rates;

  •
  the condition of many of the copper lines between the subscriber and central office prohibits the use of DSL technology; and

  •
  Federal mandated regulations require incumbent local telephone companies, such as the regional Bell operating companies, to offer competing service providers access to their copper wire.

    As a result, service providers are reluctant to upgrade their infrastructures, and copper wire infrastructures are not keeping pace with the increase in demand for high-speed Internet access.

Fiber Optic

    Fiber optic transmission systems offer far greater transmission rates than either cable modem or DSL service offerings. Although many wide-area networks have been upgraded to fiber optic cable, fiber optic technology is not a cost-effective solution to the last mile bottleneck due to its high installation cost. Similarly, dedicated leased lines providing high speed Internet access, such as T-1 lines, also have high monthly and installation costs that deter most business customers from pursuing them.

Wireless Solutions

    Non-movable, or fixed, broadband wireless network technology can solve many of the problems imposed by wired networks. Broadband wireless technology enables rapid implementation of high-speed network connectivity in a cost-effective manner relative to wired networks. We believe that wireless network providers will be able to gain a greater share of the market because, unlike incumbent local telephone companies, they are not required by federal law to share their wireless networks with competing service providers. Moreover, a broadband wireless network is often the best option for high-speed communication in remote areas and in many developing countries due to the lack of an existing wired infrastructure. In these regions, wireless technologies provide clear advantages over wired networks, including lower cost, faster installation, greater flexibility and increased reliability. Broadband wireless technologies are classified as either point-to-point or point-to-multipoint.

Point-To-Point

    A point-to-point wireless system connects two locations, using two identical pieces of equipment. Used primarily for infrastructure buildout, specifically for cell site to central office connections, broadband point to point products provide an efficient, cost effective way to expanding coverage. Each piece of equipment is first connected to an end-user's or service provider's network by a cable and a connector and then connected by an antenna cable to an antenna that is usually mounted on a rooftop or tower. The two antennas are then aimed at one another to create a wireless connection. Point-to-point wireless technology is used to transport data traffic from one location to a second location, typically in local distribution applications. Point-to-point wireless systems can interconnect high-speed data networks between buildings or facilities within the same metropolitan area. Point-to-point wireless systems can also be used to transport high-density network traffic. However, implementing a large wireless network based on point-to-point technology becomes costly and cumbersome as the number of locations increase. As a result, this technology is not practical for interconnecting a large number of buildings or facilities.

Point-To Multipoint

    A point-to-multipoint wireless system connects multiple facilities within a relatively small geographic location to a central hub. Point-to-multipoint wireless technology is used to transport data traffic from one location to many locations, typically to interconnect a large number of facilities in a relatively small geographic area. Point-to-multipoint wireless technology overcomes the limitations of point-to-point technology by designating a single radio transceiver as the central base station. The base station uses a radio protocol to control and manage end-user devices so that data is transmitted and received among multiple locations with minimal interference. An area served by a single base station is often referred to as a cell. In order to serve a larger geographic region and a larger number of facilities, multiple cells are interconnected using point-to-point technology. As a result, point-to-multipoint systems are combined with point-to-point technology to deliver broadband wireless access service to a large geographic area.

    Broadband wireless access technology has disadvantages and limitations. In contrast to mobile wireless access solutions, the systems we currently offer require line-of-site installation, which often requires the end-user to obtain roof rights from third parties. Wireless systems may also experience problems due to radio signal interference, which may occur if multiple wireless systems are operating on the same radio frequencies and in the same geographic areas. Historically, most broadband wireless manufacturers focused on delivering either point-to-multipoint or point-to-point systems. Few companies have merged both technologies to deliver a single broadband wireless access solution for large geographic areas that meets the needs of business and residential end-users over the last mile. The absence of a single broadband wireless solution is magnified internationally, where the lack of wire-based infrastructure and the prohibitive costs associated with building new wired infrastructure render wireless broadband technology the economically feasible alternative for high-speed network access. We believe that in order to serve the international broadband wireless access market, a network solution must integrate point-to-multipoint and point-to-point technologies on a cost-effective basis. In addition, a solution must be certified by the applicable regulatory agencies for installation domestically and internationally.

The interWAVE Solution

GSM Solutions

    Our systems offer a number of important advantages to GSM service providers, including:

Compact, Flexible and Modular

    Our WAVEXpress® products provide a comprehensive set of GSM network capabilities. We believe that we provide the only commercially available system that supports an entire GSM network within a single enclosure approximately the size of a personal computer tower. The patented WAVEXpress® system can serve as a base station, base station controller, switch or any combination of these functions depending on our system's hardware and software configuration. The WAVEXpress® product is modular, using only four hardware modules, which enable the system to be updated and enhanced by simply exchanging specific hardware modules and upgrading software. Our compact and modular system enables wireless service providers to implement wireless office networks, to fill in coverage blind spots, to increase capacity in heavy usage areas and to provide service to previously unserved areas.

Cost-Effective Network Deployment and Operation

    Our compact, flexible systems enable us to be a price leader, reducing both initial and incremental capital expenditures for network deployment by wireless service providers. The flexible nature of our products enables wireless service providers to rapidly add capacity to their networks. In addition, there are only four main WAVEXpress® hardware modules, which result in reduced maintenance and training costs, and a reduction in capital necessary to maintain spare parts in inventory. Furthermore, we have a patented switching technology that allows the network to determine whether a call should be directed to its destination by the local network or by a central office. This proprietary switching capability allows a wireless service provider to reduce its dependence on central office switching equipment and increase network efficiency, resulting in lower operating costs. It also helps to provide feature transparency between the local network and central office, by passing support of unsupported features to the central office switch. This further reduces the capital cost of our solution.

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

Rapid Time-to-Market for New, Value-Added Services

    Service providers using our wireless network systems can achieve rapid time-to-market for new services, which they can offer to new and existing users. Our flexible design enables the system to be readily upgraded through simple hardware additions and software reconfigurations. These features allow service providers to decrease the implementation time required to offer new services to customers.

    Our WAVEView™ products also allow for the control of all functions and components of the network through a single management system. This enables service providers to customize and expand service offerings to users without deploying additional systems that require incremental training and testing. Our systems provide small, scalable and low-cost alternatives to expensive digital communications infrastructure equipment. Furthermore, since our systems are based on the Internet Protocol, we believe wireless service providers will be able to easily adapt to the third generation wireless standard through simple software upgrades or specific hardware replacements, instead of time-consuming deployment of and costly investment in new network equipment.

Broadband Solutions

    Our line of broadband wireless network systems include point-to-multipoint and point-to-point wireless products that connect end-users to the Internet and public and private communication networks. Our systems allow a service provider to offer high-speed network access to the end-user as a cost-effective alternative to wired services. These systems assure service providers quick time-to-market by permitting rapid installation of complete high-speed communication networks. In addition, we design our systems to be compliant with domestic and international standards.

Rapid Installation

    Our systems are shipped off-the-shelf and are easy to install. Our license-exempt products do not require frequency coordination or licensing, eliminating many of the time-consuming processes required in planning, coordinating and installing traditional radio technology. License-exempt operation permits rapid installation to meet customer demand for broadband wireless access.

Scalability

    Our systems are scalable. As more users are added to a point to multipoint network, a central base station that may have initially been equipped with a single transmitter can be easily upgraded to accommodate up to ten transmitters.

Router-based Wireless Networks

    We use a router-based architecture for our WAVENET ACCESS wireless systems, versus many of our competitors who use bridge-based architectures. The advantages of routing systems include scalability, control and security. Unlike bridge-based systems where IP traffic is bridged to all network nodes, in a router-based system, IP traffic is routed to desired locations eliminating excess broadcast traffic. By reducing the excess broadcast traffic, our router-based systems greatly improve the bandwidth efficiency of our networks in comparison to systems that do not have internal router capability.

Remote Management

    Our standard network management applications include a simple network management protocol and a secure Web-based browser interface. These interfaces allow the system to be managed and administered remotely through the Internet.

Network Compatibility

    Our wireless systems provide built-in routing and support industry standard protocols that allow data to be transported at carrier-quality standards. Our systems address a broad range of applications in different markets.

Product Lines

    Our Products are split into two distinct product lines:

  •
  GSM infrastructure. The WAVEXpress® product suite delivers a comprehensive set of wireless network capabilities, which are based on the GSM standard.

  •
  Broadband wireless. We manufacture a complete suite of broadband wireless access systems that provide point-to-multipoint, point-to-point and high-capacity transport.

GSM Infrastructure

    The switching products are delivered on the WAVEXpress® platform and the WAVELoop™ platform. Both platforms support the same BTS products and are fully interoperable.

WAVEXpress®

    Our core WAVEXpress® product can house any combination of our switch, our base station controller and our base station in a single compact enclosure. The WAVEXpress® system is approximately the size of a personal computer tower and weighs less than 50 pounds. Our WAVEXpress product line represented 69%, 86% and 80% of our net revenues for fiscal year ending June 30, 2001, 2000 and 1999 respectively.

    WAVEXchange™.  The WAVEXchange™ is a wireless switch that routes calls and is designed to allow the network to process calls locally rather than at a central switch, thereby reducing operating costs. The small size and configurability of the WAVEXchange™ enables wireless service providers to deploy value-added services rapidly. The WAVEXchange™ can be integrated with existing private telephone networks. The patented WAVEXchange™ is the only GSM switch on the market that can act either as a base station controller extension of a central switch or as a local switch, on a call-by-call basis. The WAVEXchange™ uses standard GSM interfaces and can be configured with up to 16 connections that support up to 4,000 users, depending on the requirements of the network. We began shipping WAVEXchange™ products in June 1998.

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

    WAVEXpress/BTS.  The WAVEXpress/BTS is a base transceiver station which accommodates up to three radios providing up to 22 simultaneous communication channels. Versions of the WAVEXpress/BTS are available in all three GSM frequency bands: 900 Mhz and 1800 Mhz for Europe and Asia and 1900 Mhz for the Americas. The WAVEXpress/BTS connects the user to the network with no need for additional components. We began shipping the WAVEXpress/BTS in December 1996.

    WAVEXpress/TurboMAX™.  The WAVEXpress/TurboMAX™ is a high power macro network product for the community market. TurboMAX offers wireless community network service providers a cost-effective, easy-to-install macro network solution with interWAVE's current WAVEXpress footprint. We began shipping the TurboMAX™ in October 2000. Designed as an integral part of interWAVE's suite of wireless network products, TurboMAX shares a common hardware platform with increased power and receive sensitivity that seamlessly interoperates with all other major wireless networks. TurboMAX uses 40-watt power amplifiers per transceiver with a unique, patented thermal technology developed initially for military applications.

    Network In A Box.  The Network In A Box (NIB) offers the ability to support a complete GSM network by integrating the switch (WAVEXchange), base station controller (BSC) and base station (BTS) in a single WAVEXpress unit. The Network In A Box is designed for rapid deployment and provides easy network expansion as usage and coverage requirements increase. Ideally suited for wireless office networks, the Network In A Box can support a stand-alone GSM network or it can integrate with most private telephone networks to provide wireless GSM interoperability with a corporate wireline network. We have a patented switching technology that allows a single Network In A Box to act as a wireless extension to a private telephone network and as an extension to a public wireless network on a call-by-call basis. In remote and rural communities, the Network In A Box enables rapid deployment of GSM capabilities. Since a high percentage of calls stay within the local network, transmission costs associated with dependence on a central switch are minimized. Coverage and capacity can be increased quickly and easily by adding WAVEXpress/BTS and WAVEXpress/BSC units to the network. The Network In A Box can also serve as a cost-efficient GSM starter network allowing wireless service providers to match their infrastructure expenditures to usage growth. We began shipping the Network In A Box in August 1998.

    WAVEXpress/BS Plus™.  The WAVEXpress/BS Plus™ combines the functions of a base station controller and base station in a single product. A WAVEXpress/BS Plus can support up to 600 users and up to three external WAVEXpress/BTS base stations to serve up to 2,400 users. We began shipping the BS Plus product in March 2000.

    IPWAVE™.  The IPWAVE™ is a compact, fully functional single TRX BTS intended for in-building deployment in both public and enterprise GSM networks. It can be connected to a WAVEXpress BSC or NIB via an IP network. We expect to trial the product in October 2001 and begin shipping in January 2002.

WAVELoop™

    WAVELoop™.  The WAVELoop™ is a high capacity WLL switch designed specifically for the China markets. It supports GSM radio interfaces as well as the associated services in a GSM environment, as well as prepaid services, short messaging and a voice mail system.

    WAVETransit™.  The WAVETransit™ is a high capacity E1 transport based switch platform with standard interfaces. It is designed to provide a complete solution for interconnectivity between GSM mobile and landline networks. The WAVEtransit connects the networks of interWAVE WXC/BSC/BTS clusters with the PSTN. The WAVEtransit Network performs trunk routing, dialed number grooming, multi-protocol switching, voice prompting and prepaid service provisioning.

WAVEView™

    WAVEView™.  The WAVEView™ is an operations and management control (OMC) system for wireless service network components. Our system architecture simplifies the process of deploying new network components, allowing the user to manage all aspects of wireless user profiles. The WAVEView also allows wireless service providers to monitor network faults in real-time and includes a comprehensive help function that guides users through management tasks. We began shipping WAVEView in May 1998. Our WAVEView product line represented 10%, 8% and 8% of our net revenue for fiscal years ending June 30, 2001, 2000 and 1999, respectively.

Broadband Wireless

    We manufacture a complete suite of broadband wireless access systems that provide point-to-multipoint, point-to-point and high-capacity transport. Our systems provide IP and asynchronous transfer mode (ATM) transport via wireless broadband service for high-speed network access. These systems are designed as an alternative to copper-based DSL or cable-based broadband technologies and allow a service provider to rapidly install high-speed access throughout a service area. Our technology enables service providers to respond quickly to meet the demand for high-speed network access, and allows businesses to build high-performance wireless networks to supplement wired offerings from service providers. We also offer high-capacity products to transport traffic from a central base station to a service provider's network. In addition, we manufacture peripheral products that complete our total network solution.

  WAVENET ACCESS®

    Our WAVENET ACCESS® point-to-multipoint system interconnects a large number of facilities in a relatively small area. In order to serve a larger geographic region and a larger number of facilities, multiple WAVENET ACCESS systems are interconnected using point-to-point technology. Connection into the end user's local area network from the remote WAVENET ACCESS terminal is accomplished through an industry standard Ethernet cable. WAVENET ACCESS systems are typically used to facilitate high-speed Internet access for small and medium sized businesses.

  WAVENET ACCESS® 3500

    The WAVENET ACCESS® 3500 operates in the international 3.5 gigahertz, or GHz, band currently accepted as the preferred frequency assignment for fixed broadband radio access. Up to 3.25 Mbps of throughput is available to the user. Central base stations are able to be scaled to support transmission rates from 2 Mbps to 26 Mbps. This system is being specifically designed for point-to-multipoint applications in markets outside the United States.

  WAVENET ACCESS® 2458

    The WAVENET ACCESS® 2458 operates as a full duplex radio by using both the 2.4 GHz and 5.8 GHz license-exempt bands. Using the 2.4 GHz band for downstream transmission and the 5.8 GHz band for upstream transmission provides a unique solution in high interference environments. Up to 1.2 Mbps throughput is available to each user. Central base stations can be scaled to support transmission rates from 1 to 7 Mbps. This system is designed for point-to-multipoint applications in the United States and selected international markets.

  WAVENET ACCESS® 2400

    The WAVENET ACCESS® 2400 operates in the 2.4 GHz license-exempt band and is European Telecommunications Standards Institute, or ETSI-approved. With user throughput of up to 1 Mbps and central base stations which are scaled to support transmission rates of up to 10 Mbps, it allows an economical alternative to T-1 and other dedicated leased lines. This product has been discontinued and is maintenance only.

  WAVENET LINK™

    The WAVENET LINK series is a family of point-to-point products using the license-exempt 5 GHz band, available in the United States and in an increasing number of other countries. Our WAVENET LINK™ system transports data traffic from one location to another, typically in local distribution applications. Our WAVENET LINK™ systems can interconnect high-speed data networks between buildings or facilities within the same metropolitan area and are characterized by low end-to-end signal delay, ease of installation and simplicity in use. WAVENET LINK™ systems are typically used by Internet service providers to deliver high-speed Internet access to businesses and high-density residential buildings.

  WAVENET LINK™ AX

    The WAVENET LINK™ AX is a cost-effective product capable of transporting ATM over a distance of up to 10 miles. The radio is mounted outdoors, close to the antenna, to minimize transmission losses, and is connected to the user's with an industry standard ATM25 interface. This product can be used with the StreamNet ATM switch to provide a meshed outdoor ATM network.

  WAVENET LINK™ EX

    The WAVENET LINK™ EX is a cost-effective product capable of transporting up to 16 Mbps over a distance of up to 10 miles. The radio is mounted outdoors, close to the antenna, to minimize transmission losses, and is connected to the user's local access network or in-building distribution system with an industry standard Ethernet cable. Although primarily used in point-to-point applications, the product can be used to implement a point-to-multipoint system with a 100 Mbps effective central base station capacity and a 16 Mbps user throughput.

  WAVENET LINK™ 4X

    The WAVENET LINK™ 4X provides a cost-effective solution for access requirements as well as cellular base station connectivity with capacities of up to 4 × 2.048 Mbps. This system features an embedded simple network management protocol. The indoor unit, or IDU, provides all user interfaces including 2.048 Mbps ports, simple network management protocol access and external alarm input.

  WAVENET TRANSPORT®

    Our WAVENET TRANSPORT® high-capacity wireless systems are similar to our point-to-point systems but provide considerably higher data transport rates. WAVENET TRANSPORT® systems are typically used by communications service providers, cellular network providers and telephone operating companies to transport high-density network traffic between base stations and backbone systems. Like our point-to-point systems, our WAVENET TRANSPORT® systems are characterized by low end-to-end signal delay and simple installation.

  WAVENET TRANSPORT® MX

    The WAVENET TRANSPORT® MX is a line-of-sight digital radio transmission solution operating in millimeter wave frequency bands for voice, high-speed data, Internet and video traffic. The WAVENET TRANSPORT® MX supports extensive scalable data rates up to 100 Mbps.

  StreamNet ATM Switching

    The Streamnet 1200 and 1400 are fully functioned ATM switches configured in an environmentally hardened enclosure. We believe there will be a significant increase in demand for outdoor ATM switching services in the local loop markets. We believe that communication companies will adopt wireless solutions as a more cost-effective method than wired solutions to meet this demand since it allows them to deploy broadband Internet access services more rapidly than would be possible if they had to lease copper wire from the local telephone company. We are currently testing Streamnet switches in conjunction with our AX radio for trial in the Fall of 2001 and for commercial delivery in late 2001.

  NetManager

    The NetManager platform is being developed to support both the element and network management of all our products on a scalable carrier class platform.

  RAN® Series

    Originally developed by Multipoint prior to its acquisition by Wireless Inc., the RAN® series is a set of point-to-point and point-to multipoint network products. The RAN 64/25 and 128/50 are licensed wireless systems for low data rate connectivity. The RAN 64/25 and 128/50 support a 64 kilobit per second, or kbps, data circuit in a 25 kilohertz, or kHz, radio channel or a 128 kbps data circuit in a 50 kHz radio channel, respectively. These systems are typically used to support low-speed traditional data networks, such as automated teller machine networks.

Product Summary

Product Name	Function	Product Features
WAVEXchange™	Wireless switch that routes telephone traffic through the GSM network and can also act as a base station controller.	Small size, low price per user. Design allows users to increase capacity by adding components. Can accomodate up to 4,000 users.
WAVEXpress®/BSC	Base station controller supports from 1 to 16 base transceiver stations.	Supports up to 16 connections.
WAVEXpress®/BTS	Base transceiver station that supports the radio interface between the mobile telephone and the GSM network.	Accommodates up to three radios and 22 channels.
WAVEXpress®/BSPlus	A product that combines the features of the WAVEXpress/BSC and WAVEXpress/BTS.	Supports up to 3 radios internally, and up to three external WAVEXpress®/BTS base stations.

WAVEXpress®/TurboMAX™	A macro-network product that extends the reach of the WAVEXpress to provide broader geographic coverage.	Increases power output to up to 25 watts per transceiver.
Network In A Box	All-in-one wireless network that includes the GSM switching, base station control and base transceiver station functions in a single enclosure.	Incorporates all of the functionality of the WAVEXchange, WAVEXpress/BSC and WAVEXpress/BTS in a single enclosure. Supports up to two radios and 500 users.
IPWAVE™	A low power indoor Base Transceiver Station suitable for use as indoor filler and Wireless Office System ("WOS") applications.	Single TRX BTS that is connected to the GSM network though an IP interface.
WAVELoop™	A high capacity switch for wireless local loop deployments in China.	Supports up to 100,000 subscribers and has integral voicemail and prepaid services.
WAVETransit™	A high capacity switch that provides for the interconnection of multiple WAVEXchange systems and the PSTN.	Supports up to 128 E1 with a variety of PSTN interconnect protocols.
WAVEView™	Management system that manages multiple base transceiver stations, base station controllers and switches.	Operates on a standard UNIX System with multiple system Administrators. UNIX is an operating system used for technical applications worldwide. Supports remote connection and dial-in access.
WAVENET ACCESS® 3500	Fixed broadband wireless system operating in the licensed 3.5 GHz band, used for delivering DSL and other broadband IP access services to residential and business customers.	Wireless ITU-R 3.5 GHz band system with built-in routing, NAT, and other value-added networking features. Peak user data throughput >1.6 Mbps full duplex with up to 20 km line of sight ("LOS") range.
WAVENET ACCESS® 2458	Fixed broadband wireless system operating in FH-CDMA mode in the license-exempt 2.4 and 5.8 GHz ISM band, used for delivering DSL and other IP access services to residential and business customers.
Wireless FCC-compliant ISM split-band operation (Tx @2.4 GHz, Rx @5.8 GHz) system with built-in routing and UDP traffic prioritization. Peak user data throughput >0.5 Mbps full duplex with up to 20 miles LOS range.
WAVENET ACCESS® 2400	Discontinued—Maintenance only.

WAVENET LINK™ AX
	Link AX is a license-exempt point-to-point radio that takes advantage of the Unlicensed National Information Infrastructure (U-NII) frequency spectrum to provide a 16Mbps ATM-25 interface to the StreamNet 1200 product.	The Link AX provides eight user-selectable frequency channels and 16 Mbps aggregate capacity for path distances of up to four miles in the USA and up to 19 km internationally.
The Link AX requires no special tuning or adjustment at the site; just install, align and connect the Link AX to the existing ATM infrastructure via the ATM-25 interface.
WAVENET LINK™ EX	A License-Exempt Ethernet Extender.
The Link EX is a cost-effective Ethernet bridge capable of transporting 16 Mbps IP traffic over a distance of up to 7 miles. Although primarily used in point-to-point applications, the product can be co-located to effectively implement a point-to-multipoint system.
WAVENET LINK™ 4X	A cost-effective solution for access requirements as well as cellular base station connectivity with capacities of up to 4xE1.	This system features embedded simple network management protocol (SNMP). The indoor unit, or IDU, provides all user interfaces including E1 ports, SNMP access and external alarm input.
WAVENET TRANSPORT® MX	A line-of-sight digital radio transmission solution operating in millimeter wave frequency bands for voice, high-speed data, and Internet and video traffic.	The WaveNet Transport MX features field-upgradeable plug-ins designed to enhance flexibility and enable future expansion, and supports scalable data rates up to 100 Mbps.
StreamNet™ 1200	An all-outdoor ATM switch supporting ATM-25 connections.	Typically used with the all-outdoor Link AX radios to build point-to-point ATM broadband distribution networks to carry converged voice and data traffic.

NetManager	A carrier-class Element and Network Management System for current StreamNet and future interWAVE products.	Provides management of multiple interWAVE network elements, and interconnection to the customers network management system through standards-based CORBA or JAVA RMI interfaces.
RAN® Series	A low speed point to point or point to multi point product used for automatic teller or lottery machines.	A licensed low speed product available in either 64Kbps or 128Kbps data rates.

Applications of Our Network Systems

GSM Applications

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
interWAVE Solution:	Network In A Box, IPWAVE™, WAVEView™ OMC.
Value Proposition:	• increase user base and overall minutes of use.
• centralize management of wireline, wireless and data networks.
• convergence of corporate wireless, wireline and data services
• switch calls at local network level to reduce transmission costs.
• create different rate structure from main network.
• employees can have same phone number at work and home.
• can be used to tie the corporate customer into the wireless operator for long term contract.
Community Networks
Fill-in Capacity Coverage
Problem:	Need to provide wireless service in the subways in Beijing.
interWAVE Solution:	WAVEXpress®/BTS, WAVEXpress®/TurboWAVE™, WAVEXpress®/BSC, WAVEView™ OMC.
Value Proposition:	• increase existing customer usage.
• improve network coverage.
• improve network quality.
• small size and ease of installation.

Mobile, Temporary Capacity Expansion
Problem:	Wireless service provider wants to deliver service to natural disaster area to aid relief efforts or to temporarily increase capacity in a location for a sports event.
interWAVE Solution:	Network In A Box, WAVEXpress® BTS, WAVEView™ OMC.
Value Proposition:	• enhance humanitarian relief efforts.
• increase customer usage.
• generate additional roaming revenue.
Rural and Remote Services
Problem:	Wireless service provider wants to establish cost-effective communications service to rural regions in the Democratic Republic of Congo.
interWAVE Solution:	WAVEXpress®/TurboMAX™, WAVEXpress®/BSC, WAVEXchange™, WAVEView OMC™.
Value Proposition:	• provide basic telephone services in the Democratic Republic of Congo.
• minimize initial capital investment.
• allow service provider to add capacity in a cost-effective manner as user base grows.
• switch calls at local network level to reduce transmission cost.

Broadband Applications

    Non-movable, or fixed, broadband wireless access technology can solve many of the problems imposed by wired networks. Broadband wireless technology enables rapid implementation of high-speed network access in a cost-effective manner relative to wired networks. A broadband wireless network is often the best option for high-speed communication in remote areas and in many developing countries due to the lack of an existing wired infrastructure. In these regions, wireless technologies provide clear advantages over wired networks, including lower cost, faster installation, greater flexibility and increased reliability. Broadband wireless technologies are classified as either point-to-point or point-to-multipoint.

Point-To-Point

    A point-to-point wireless system connects two locations, using two identical pieces of equipment. Each piece of equipment is first connected to an end-user's or service provider's network by a cable and a connector and then connected by an antenna cable to an antenna that is usually mounted on a rooftop or tower. The two antennas are then aimed at one another to create a wireless connection.

High Volume Network Traffic
Problem:	Wireless service provider wants to establish cost-effective high capacity connection between offices.
interWAVE Solution:	WAVENET TRANSPORT®.
Value Proposition:	• provide high capacity link quickly.
• minimize initial capital investment.
• allow service provider to add capacity in a cost-effective manner as user base grows.

ISP Interconnect
Problem:	An ISP needs to provide a high speed connection to a large business or residential multi-unit building.
interWAVE Solution:	WAVENET LINK™
Value Proposition:	• provide high capacity link quickly, no spectrum license required.
• minimize initial capital investment.
• allow ISP to deliver an internet connection in a cost-effective manner.

Point-To-Multipoint

    A point-to-multipoint wireless system connects multiple facilities within a relatively small geographic location to a central hub. Point-to-multipoint wireless technology is used to transport data traffic from one location to many locations, typically to interconnect a large number of facilities in a relatively small geographic area. Point-to-multipoint wireless technology overcomes the limitations of point-to-point technology by designating a single radio transceiver as the central base station. The base station uses a radio protocol to control and manage end-user devices so that data is transmitted and received among multiple locations with minimal interference.

ISP Interconnect
Problem:	An ISP needs to provide a high speed connection to a small or medium sized businesses.
interWAVE Solution:	WAVENET ACCESS®.
Value Proposition:	• provide high capacity link quickly, no spectrum license required.
• minimize initial capital investment using shared spectrum for each business.
• allow ISP to deliver a high speed internet connection in a cost-effective manner.

Customers

    We have developed relationships with communications equipment providers, systems integrators and wireless service providers. The following table identifies our customers, the applications of our products and the intended end users of communications networks employing our products. For the fiscal year ended June 30, 2001, 19.9% were derived from sales to affiliates of Hutchison, and 10.2% of our revenues were derived from sales to Campus Link Corporation. 8.5% of our revenues were derived from Wireless Inc., related sales in June of 2001. The remaining customers listed in the table each represented less than 10% of our revenues for the fiscal year ended June 30, 2001.

Customer	Application	End Users
Communications Equipment Providers:
Nortel Networks	• Rural and remote community networks	• Wireless users in developing countries
	• Wireless office networks	• Large organizations
Alcatel	• Wireless office networks	• Large organizations
Systems Integrators:
Electronia	• Urban and rural community networks	• Wireless users in the Middle East
Wireless Service Providers:
Hutchison Telecommunications (Hong Kong)	• Fill-in capacity	• Wireless users in Hong Kong
Lanka Cellular Services Ltd.	• Urban and rural community networks	• Wireless users in Sri Lanka
Barakatt Telecommunications	• Urban and rural community networks	• Wireless users in Somalia

Sales and Marketing

    We market and sell our solutions around the world utilizing a three-tiered sales strategy which includes selling to communications equipment providers, to systems integrators that integrate our systems with the products of other companies and through our own direct sales force.

    We currently have live GSM systems which are deployed in Australia, Austria, Central African Republic, China, Democratic Republic of Congo, France, Gambia, Germany, Greece, Hong Kong, Italy, Japan, Kosovo, Paraguay, Somalia, Sri Lanka, Taiwan, Tajikistan, Thailand, the United Kingdom and the United States. We also have trial systems that are deployed in Australia, Canada, China, France, Portugal, Senegal, South Africa, Taiwan, the United Kingdom and the United States.

    We have live broadband networks in Argentina, Australia, Bangladesh, Brazil, Canada, China, Chile, Colombia, Costa Rica, Curacao, Ecuador, El Salvador, France, Ghana, Greece, Honduras, India, Indonesia, Ivory Coast, Korea, Lebanon, Malaysia, Mexico, Nepal, Nicaragua, Nigeria, Peru, Philippines, Poland, Puerto Rico, Romania, Russia, South Africa, Sweden, Taiwan, Uganda, the United States, Uruguay and Venezuela.

Communications Equipment Providers

    Nortel Networks.  In March 1998, we entered into a five-year purchase and distribution agreement with Nortel Networks. According to the terms of the agreement, Nortel agreed to purchase a specified volume of our products to meet quarterly purchase commitments. In addition, the agreement listed certain features that our products must contain by various milestone dates. The agreement precluded us from entering into similar agreements with two other specific telecommunications companies until January 2001, when the term of this restriction was cancelled upon our company going public.

    The agreement was amended in April 1999 with respect to Nortel Networks' obligations to meet specific quarterly purchase commitments and to specify our requirements to meet certain product development milestones that are important to Nortel Networks. In the first three years since the original agreement was executed, Nortel Networks purchased more than $21 million of our products.

    The agreement with Nortel Networks is one of a number of agreements executed as part of a strategic alliance between our two companies. We also entered into a patent license agreement whereby we acquired a license to certain GSM patents held by Nortel Networks and a technical information agreement whereby services for systems testing facilities and equipment are provided. We have entered into a number of financing transactions with Nortel Networks. Nortel Networks has made an aggregate investment of $29.5 million in our company consisting of $25.0 million in cash and delivery of license and technical information agreements valued at $4.5 million. Nortel Networks owns approximately 9.9% of our common shares, and has sold 190,000 shares of our common stock during August 2001.

    Alcatel.  In July 1998, we entered into a two-year, non-exclusive purchase and distribution agreement with Alcatel CIT. This agreement targeted specific wireless service providers located in Western Europe where Alcatel has a significant supplier presence. In November 1999, we entered into a new two-year, non-exclusive purchase and distribution agreement with Alcatel Business Systems. Under this agreement, Alcatel will integrate our products, including our product based on the Internet Protocol, with their corporate office networking products and market them through Alcatel's enterprise solutions division to their mobile operator customers. Alcatel, which has minimum purchase commitments through December 2001 under the agreement, intends to resell our products primarily to their corporate office customers. Under the Agreement, we agree to modify our products to contain certain features by various milestone dates. In February 2001 the agreement with Alcatel was modified to significantly reduce Alcatel's purchase commitment during calendar 2001. Alcatel has not yet met the amended purchase commitment.

    In November 1999, Alcatel invested approximately $12.2 million in our company by purchasing for cash approximately 1.5 million preferred shares at $8.00 per share. In January 2000, Alcatel purchased an additional 500,000 common shares at $13.00 per share as part of our initial public offering. In the fiscal year ended June 30, 2001, Alcatel had purchased $149,000 of our products and services.

    We also distribute our broadband product range through Hughes Network Systems, Ericsson and Unisys.

Systems Integrators

    HangZhou Topper Electric Corporation.  In June 1999, we began selling our products in China to HangZhou Topper Electric, a private company incorporated in China. We sold none and $3.8 million of our products to HangZhou Topper Electric in fiscal years 2001 and 2000, respectively. We entered into a joint venture agreement with HangZhou Topper Electric whereby the joint venture will manufacture our products for the Chinese market, as well as develop new products. HangZhou Topper Electric is not currently obligated to meet any minimum volume purchase commitments.

Distributors and VARs

    Wireless Inc.'s distribution network includes the following channels: systems integrators and distributors, value added resellers, telephone operating companies and Internet and communication service providers. These include YDI, WPCS and Sprint North Supply in the US, Giant and Duxbury in Africa, D&G in China, KF Technologia and Digitel in Brazil, Coasin in Chile, Tech Bureau in Chile, CNS in Ecuador, Vetrix in Venezuela, Infocenter in Paraguay, Dateline in Russia, Keppel in Malaysia, PT Mass and PT Alvarid Mass in Indonesia.

Direct Sales

    We established a direct sales presence in Hong Kong in late 1995 and in Paris in mid-1996. We have established a five-year cooperation agreement with Telstra, headquartered in Australia. We have a multi-year cooperation agreement with France Telecom, headquartered in Paris, providing us with information sharing opportunities with France Telecom. Through wireless service providers, Hutchison

Telecommunications (Hong Kong), a unit of Hutchison Whampoa, Total Access Communications, a subsidiary of UCOM Group of Thailand, Lanka Cellular Services Limited, and Comunicaciones Personales, S.A., affiliates of Hutchison Telecommunications International Ltd., we have deployed our network solutions in Hong Kong, Bangkok, Sri Lanka and Paraguay, respectively.

    As a result of our acquisition of Wireless, Inc. in June 2001 we added to our direct sales force in the US, Europe (Poland), Phillipines and Colombia serving Latin America. These people are being integrated and cross trained with the rest of our direct sales force.

    Hutchison Telecommunications Group.  We began deploying our products in Hong Kong with Hutchison Telecommunications Group in 1997. In December 1999, we executed a contract with an affiliate of Hutchison to deploy our products in Sri Lanka. In June 2001, we executed a contract with Comunicaciones Personales, S.A., an affiliate of Hutchison Telecommunications Group, to deploy a nationwide GSM network in Paraguay. In addition, Holodeck Limited, an affiliate of Hutchison and a wholly-owned subsidiary of Hutchison Whampoa owns 2.7 million shares, or 4.8% of our outstanding shares.

    In connection with our contract with an affiliate of Hutchison to sell our products in Sri Lanka, we entered into an exclusivity agreement in which we agreed not to sell our WAVEXchange™ and WAVExpress® products to any party in Sri Lanka other than Hutchison's affiliate for a period of three years. This period will be extended two years if at the end of the three year period Hutchison's affiliate has ordered equipment in the aggregate value of $15 million.

Customer Support—Customer Advocacy/Engineering Services

    We complement our products with a worldwide service organization that provides product support, network and radio system design, turnkey installation, maintenance and field engineering. Our support organization provides pre-sale, installation and post-sale support to wireless service providers who have purchased systems directly from us. Our distributors are typically responsible for installation, maintenance and support services to their customers. We offer 24-hour telephone support 7 days a week to both service providers who have purchased systems directly from us and our distributors. We offer an ongoing maintenance program for our products, consisting of product enhancements, product updates and technical support. System operators may renew maintenance and support on an annual basis by paying a maintenance fee. We also provide extensive support to communication equipment providers and systems integrators through product training, 24-hour help-desk support and emergency problem resolution. In addition, we work closely with our customers' first-line support organizations to insure that they have the necessary skills and specific product knowledge to assist their customers with installation, management and other network support requirements.

Research and Development

    We have assembled a team of engineers with significant communications and networking industry experience. Our engineers have expertise in radio design, wireless and wireline networking protocols, data networking, hardware and software.

    To maintain our technology leadership position, we focus our research and development efforts on improving the functionality and performance of our current products and developing new products. We obtain extensive development input from our customers and actively monitor changes in the marketplace. We are currently investing significant resources to:

  •
  Deliver higher capacity GSM radio and switching equipment

  •
  Complete and enhance our GPRS offering

  •
  Continue our 3G R&D activities

  •
  Deliver our next generation GSM transceiver

  •
  Expand the capacity and capability of our StreamNet™ platform

  •
  Expand the functionality and reduce the price points of our Point-to-Point unlicensed radios and Point-to-Multipoint licensed radio systems

  •
  Transition all switching products development to our Shenzhen (PRC) facility and OMC development to our Tralee (Ireland) facility to reduce development costs

  •
  Enhance the features and functions of our current product line

    We believe our future success will depend, in part, on our ability to continue to develop and introduce new products and enhancements to our existing products. Our research and development expenditures totaled approximately, $30.5 million, $18.1 million and $14.2 million in the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

    We perform our research and product development activities in our Menlo Park, Hong Kong, Shenzhen (PRC), Colorado Springs, Santa Clara and Tralee (Ireland) offices. As of June 30, 2001, our research and development staff consisted of 156 full-time or contracted employees that we supplement from time to time with independent contractors and outside development resources.

Proprietary Rights

    Our success and ability to compete depends in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws as well as non-disclosure agreements to protect our proprietary technology. We currently hold 24 United States patents and have 14 United States patent applications pending. We have filed many of these patent applications in a number of other countries, so that we have a total of 52 issued and 102 patents pending worldwide. We cannot be certain that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will be sufficient to prevent the development of competitive products. We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we have entered into confidentiality agreements with our employees and certain customers, vendors and strategic partners. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products, to design around our patents, or to reverse- engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any such claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

    No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. In addition, the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use, which could significantly harm our business.

    In March 1998, we acquired a license to certain GSM related patents held by Nortel Networks in conjunction with Nortel Networks' equity investment in our company. In June 2001, we settled the case of interWAVE Communications International Ltd. v. JetCell Corp., which alleged JetCell's misappropriation of trade secrets and patent infringement, and entered into a limited patent cross license with Cisco Systems, Inc., which acquired JetCell after the lawsuit was filed.

Manufacturing

    We rely heavily on contract manufacturers to provide labor and capital-intensive production capacity. We currently use multiple contractors:

  •
  Pemstar, Inc. ("Pemstar"), which is responsible for the manufacture of most of our GSM digital and radio modules. Pemstar has over 179,000 square feet of manufacturing space in San Jose, California. Our initial manufacturing agreement with Pemstar was signed in October 1995.

  •
  Flash Electronics ("Flash") which provides contract manufacturing services on our 3500, Streamnet and CX product lines. Flash Electronics has approximately 100,000 square feet of advanced facilities in Fremont, California. Working relations with Flash began in May 2000.

    Our manufacturing operations occupy:

  •
  38,000 square feet of our facility in Santa Clara, California which consists of planning, procurement, final assembly, testing, quality control, shipping, receiving and stock management

  •
  5,000 square feet of our facility in Menlo Park, California which consists of planning, procurement, final assembly, system testing, quality control and shipping, and was moved to our Santa Clara facility subsequent to June 30, 2001

  •
  1,000 square feet of our facility in San Diego, California which consists of planning and stock management for certain business lines

    We expect to combine some of these operations during the next year.

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

    Our systems include a number of components that come from sole source suppliers such as Lucent, Motorola and Xilinx. Our contract manufacturers procure these components from distributors or directly from the sole source manufacturer and for some products we procure these directly. We communicate with the sole source suppliers frequently in order to insure the continuing availability of the components. Generally, if a manufacturer decides to discontinue a critical component, it would provide enough time for us, and our contract manufacturers to locate alternative components. However, we might be required to redesign our products or take other steps, which could delay their availability.

Competition

GSM Products

    The GSM wireless market is rapidly evolving and highly competitive. We believe that our GSM business is affected by the following competitive factors:

  •
  conformity to industry standards, including the evolution to 3G standards

  •
  completeness and breadth of product line

  •
  implementation of additional product features and enhancements, including improvements in product performance, reliability, size and scalability

  •
  cost

  •
  ease of deployment

  •
  sales and distribution capability

  •
  technical support and service

    We expect that competition in each of our markets will increase in the future. We currently compete against GSM communications equipment providers such as Ericsson, Lucent, Motorola, Nokia, and Siemens. We also compete with the TDMA and CDMA product offerings from these same communications equipment providers and expect that a number of them will develop competing data communications products and technologies in the near future. We also compete with the CDMA product offerings of Samsung and LG. While Alcatel is our customer, we do compete in several market applications. Most of these leading GSM communications equipment providers focus on solutions that address large numbers of subscribers. Equipment providers are beginning to focus on markets with smaller subscriber bases as we do currently. All of the major GSM communications equipment providers have at least partial GSM solutions that address our target markets.

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

Broadband Products

    The broadband wireless market is rapidly evolving and highly competitive. We believe that our broadband business is affected by the following competitive factors:

  •
  cost;

  •
  ease of installation;

  •
  technical support and service;

  •
  sales and distribution capability;

  •
  breadth of product line;

  •
  conformity to industry standards; and

  •
  implementation of additional product features and enhancements.

    The primary sources of competition to WAVENET TRANSPORT® are from DMC® Stratex Networks, Inc. and P-Com, Inc. We have not yet established WAVENET TRANSPORT as a major competitor to comparable offerings from either of these companies.

    The primary sources of competition to WAVENET LINK™ are from Proxim, Inc. and Western Multiplex. We believe that WAVENET LINK™ is competitive with comparable offerings from each of these companies.

    The primary sources of competition to WAVENET ACCESS® are from Adaptive Broadband Corporation (filed Chapter 11 on July 26, 2001), Alvarion Ltd. (merger of BreezeCOM, Ltd. and Floware Wireless Systems Ltd.) and Lucent Technologies, Inc. We believe that WAVENET ACCESS® is competitive with comparable offerings from each of these companies as well.

    In addition, well-capitalized wireless equipment manufacturers including Cisco Systems, Inc., Ericsson, Inc., Motorola, Inc., Nokia Corporation, QUALCOMM Incorporated and Siemens AG are potential entrants into any of these markets. Our WAVENET® products also compete with wired solutions such as cable, DSL, fiber optic systems and high-speed lines leased from communication service providers, such as T-1 lines.

Employees

    As of June 30, 2001, we employed or contracted 393 people, including 74 in operations, 134 in marketing, sales and customer support, 156 in research and development and 29 in finance and administration. Of these employees, 20 were contract employees who were engaged in engineering and customer support. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our relationship with our employees is good.

Government Regulation

    Many of our systems intentionally radiate radio frequency energy, and therefore must comply with regulations in the countries where we sell and install our systems. The process of verifying compliance with radio and network regulations is known as system certification, and this must be granted before a system is offered commercially for sale. The Federal Communications Commission, or FCC, certifies systems we sell and install in the United States. Some regions of the world, such as Latin America and the Philippines, accept FCC certification as sufficient approval for operation within these regions. The European Telecommunications Standards Institute, or ETSI, certifies systems we sell and install in Europe. Many countries also require additional testing to certify compliance to local standards and requirements, in addition to FCC or European Telecommunications Standards Institute rules.

    Our systems operate in both licensed and license-exempt frequency assignments. A licensed frequency assignment requires that, prior to installing our systems, the operator obtain a license from the appropriate regulatory body for a specific frequency allocation. A license-exempt frequency assignment allows an operator to install and activate our systems without notifying any authority once we have received certification for the systems. In the United States, operation of unlicensed radio communications equipment is subject to the conditions that no harmful interference is caused to authorized users of the band, and that interference, including interference that may cause undesired operation, must be accepted from all other users of the band. This includes other unlicensed operators, authorized operators such as amateur licensees, industrial, scientific and medical equipment, and U.S. Government operations. Unlicensed operators that cause harmful interference to authorized users, or that exceed permitted radio frequency emission levels, may be required to cease operations until the condition causing the harmful interference or excessive emissions has been corrected.

    The delays inherent in this regulatory approval process may cause the rescheduling, postponement or cancellation of the installation of communications systems by our customers, which in turn may significantly reduce sales of systems to these customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country, restrictions on our development efforts and those of our customers, render current systems obsolete, expose us to fines, or increase the opportunity for additional competition. These regulations or changes in interpretation of these regulations could require us to modify our products and incur substantial compliance costs.

    We are also subject to US government export controls. We rely on our customers to inform us when they plan to deliver our products to other countries and we regularly inform our customers of the export controls with which they must comply.

Item 2. Properties

    Our corporate headquarters is located in Hamilton, Bermuda. Our principal administrative and engineering facilities are located in leased facilities totaling approximately 56,000 square feet in Menlo Park, California. The five-year lease commenced December 15, 1999. We sublet our former premises in Redwood City following our relocation in early calendar 2000, until the expiration of our Redwood City lease in 2002. We have assumed the lease for 54,800 square feet for research, development and office space occupied by Wireless, Inc. in Santa Clara, California, which expires in July 2006. In addition, we lease sales, service and systems testing facilities in the following locations:

City	Approx. S.F.	Lease Expires
Bangkok, Thailand	1,796	December, 2003
Beijing, PRC	4,436	December, 2002
Bracknell, UK	2,000	August, 2004
Cedex, France	3,552	June, 2005
Colorado Springs, Colorado, USA	4,000	October, 2001
Hong Kong, PRC	13,434	August, 2002
San Diego (Ferris Square), California, USA	11,411	January, 2006
San Diego (Lusk Boulevard), California, USA	6,206	April, 2002
Shenzhen, PRC	1,579	August, 2001
Tralee, Ireland	2,961	N/A (month-to-month)

Item 3. Legal Proceedings

    In June 2001, we settled the case of interWAVE Communications International Ltd. v. JetCell Corp., which alleged JetCell's misappropriation of trade secrets and patent infringement, and entered into a limited patent cross license with Cisco Systems, Inc., which acquired JetCell after the lawsuit was filed.

    We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are not currently involved in any material legal proceedings.

Trademarks

    The following are trademarks of interWAVE: Business Mobility, Community Mobility, Specialized Mobility, interWAVE, TurboMAX, GateWAVE, WAVEServer, IPNIB, WAVEXchange, IBSS, WAVEXpress BS Plus, LiteWAVE-3G, Enabling Global Mobility, I View, NextWAVE, WAVEMate, IWAVEXchange, WAVEIP, IPWAVEXchange, and WAVEEtend. The following are registered trademarks of interWAVE: WAVEXpress®, WAVEView®, WAVEXchange® and interWAVE Communications®. The following are trademarks of our subsidiary, Wireless, Inc.: Broadband Without Boundaries™, Starport™, Streamnet™, Wavenet Link™, Wireless, Inc.™. The following are registered trademarks of Wireless, Inc.: Multipoint Networks®, RAN®, The Wireless Solution for Man®, WAVENET®, WAVENET ACCESS® and TRANSPORT®. Nortel Networks is a trademark of Nortel Networks Corporation. Other trademarks or service marks appearing in this annual report belong to their respective holders.

Item 4. Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

Information about interWAVE's Common Shares

    The Company's common shares are traded on The NASDAQ National Market under the symbol "IWAV." The following table sets forth the range of the high and low sale prices by quarter as reported on the NASDAQ National Market:

	High	Low
Fiscal Year Ended June 30, 2001:
First Quarter	$22.94	$7.50
Second Quarter	9.25	1.44
Third Quarter	3.47	1.13
Fourth Quarter	1.37	0.68

    On June 30, 2001, there were approximately 573 shareholders of record of the Company's common shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

DIVIDENDS

    The Company has never paid cash dividends on its common shares. The Company intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common shares.

RECENT SALES OF UNREGISTERED SECURITIES

    The following table sets forth information regarding all securities of the Company sold by the Company from July 1, 2000 to June 30, 2001. References to warrants below assume the full exercise of all warrants. Preferred share numbers are presented on an as converted to common share basis.

Class of Purchasers	Date of Sale	Aggregate Number of Title of Securities	Purchase Securities	Form of Price Consideration
Employee options
exercises, as a group	07/01/00- 06/30/01	Common Shares— 348,805	$680,349	Cash
Various purchasers(1)	07/01/00- 06/30/01	Warrant Exercises— 997,469	$40,000	Cash or Cashless
ESPP Plan	11/00, 4/01	Common Shares— 458,989	$678,459	Cash
Shareholders of Microcellular Systems Limited	07/28/00	Common Shares— 555,541		Equity and cash
Shareholders of Wireless, Inc.(2)	06/07/01	Common Shares— 6,418,940		Equity and cash

(1)
Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment.

(2)
Pursuant to a Fairness Hearing before the California Corporations Commission.

    All sales of common shares made pursuant to the exercise of stock options granted under the stock option plans of the Company or its predecessors were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

    All other sales were made in reliance on Section 3(A)(10) or Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to the issuer that the shares were being acquired for investment or pursuant to a determination of fairness by the California Corporations Commission.

USE OF PROCEEDS FROM OUR 2000 INITIAL PUBLIC OFFERING

    On January 28, 2000, a registration statement on Form F-1 (No. 333-92967) was declared effective by the SEC, pursuant to which 9,775,000 shares of our common shares were offered and sold for our account at a price of $13.00 per share, generating gross proceeds of approximately $127.1 million.

    In connection with the offering, we incurred $8.9 million in underwriting discounts and commissions, and $1.9 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $116.3 million. Each outstanding share of preferred stock was automatically converted into one share of common stock upon the closing of the initial public offering. The managing underwriters were Salomon Smith Barney, Banc of America Securities LLC and SG Cowen.

    As of September 20, 2001, we have used part of the net proceeds from the initial offering to fund capital expenditures, including purchases of equipment relating to acquisitions completed during the year, net losses from operations, excluding depreciation and amortization and other non-cash charges, and other costs relating to the three acquisitions that we completed during the year ended June 30, 2001.

Item 6. Selected Financial Data

    The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the related notes found elsewhere in this document. The statement of operations data for the fiscal years ended June 30, 2001, 2000, 1999, 1998 and 1997, the balance sheet data as of June 30, 2001, 2000, 1999 and 1998 are derived from the audited consolidated financial statements of interWAVE certain of which are included elsewhere in this annual report, and have been audited by KPMG LLP, independent auditors. The balance sheet data as of June 30, 1997 are derived from unaudited consolidated financial statements. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All dollar amounts are expressed in U.S. dollars. Our fiscal year ends on the Friday nearest June 30.

	Fiscal Year Ended June 30,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$26,532	$30,139	$17,293	$12,995	$1,841
Cost of revenues	25,846	18,747	12,531	12,251	3,617

Gross profit (loss)	686	11,392	4,762	744	(1,776)

Operating expenses:
Research and development	30,483	18,148	14,174	15,300	14,169
Selling, general and administrative	32,915	13,507	7,440	7,742	6,923
Amortization of deferred stock compensation	3,054	9,891	5,254	7,604	6,377
Amortization of intangible assets	3,740	—	—	—	—
In-process research and development	606	—	—	—	—
Asset impairment charges	23,202	—	—	—	—
Restructuring charges	6,581	—	—	—	—

Total operating expenses	100,581	41,546	26,868	30,646	27,469

Loss from operations	(99,895)	(30,154)	(22,106)	(29,902)	(29,245)
Interest income	6,482	4,120	236	548	732
Interest expense	(187)	(2,061)	(2,403)	(1,115)	(479)
Other expense	(212)	(217)	(82)	(133)	(79)

Net loss before income taxes	(93,812)	(28,312)	(24,355)	(30,602)	(29,071)
Income tax expense	324	99	113	220	111

Net loss	(94,136)	(28,411)	(24,468)	(30,822)	(29,182)
Dividend effect of beneficial conversion feature to H-1 preferred shareholders	—	(2,055)	—	—	—

Net loss attributable to common shareholders	$(94,136)	$(30,466)	$(24,468)	$(30,822)	$(29,182)

Basic and diluted net loss per share	$(1.93)	$(1.33)	$(4.96)	$(6.68)	$(7.12)
Weighted average common shares outstanding basic and diluted	48,900	22,964	4,934	4,614	4,099
	June 30,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,787	$43,813	$3,919	$7,340	$14,862
Working capital	58,315	154,138	1,608	10,770	14,785
Total assets	130,874	175,653	26,568	29,613	34,986
Long-term debt, net of current portion	—	—	486	1,074	1,288
Total shareholders' equity	93,211	162,619	8,800	18,453	21,447

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the selected consolidated financial information and our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors That May Affect Future Results" and elsewhere in this report. Our fiscal year ends on the Friday nearest June 30.

Overview

    We provide compact wireless communications systems for the GSM market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems were initially deployed to add capacity and coverage to existing systems, primarily in Asia. Deployments of community networks began in 1998, primarily in China and Africa. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $26.5 million in 2001, $30.1 million in 2000, and $17.3 million in 1999. We incurred net losses of $94.1 million in 2001, $30.5 million in 2000, and $24.5 million in 1999. As of June 30, 2001, we had an accumulated deficit of $234.3 million.

    As of June 30, 2001, we had completed three acquisitions. The following table summarizes the acquisitions since the Company's inception, all of which were accounted for under the purchase method of accounting (purchase price in millions):

Company	Acquisition Date	Purchase Price
3C Limited	July 3, 2000	$4.1
Microcellular Systems Limited	July 28, 2000	14.1
Wireless, Inc.	June 7, 2001	16.3

    Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

    Microcellular Systems Limited and 3C Limited on a pre-acquisition basis, were not significant to the Company, and accordingly, historical and pro forma results have not been presented. On a pre-acquisition basis, Wireless, Inc. was considered significant to the Company, and accordingly historical and pro forma results were presented in the Company's current report on Form 8-K/A. The results of operations for these three companies are included with those of the Company for periods subsequent to the acquisition dates.

    3C Limited ("3C") was a Hong Kong based company involved in the development of telecommunication switches. Microcellular Systems Limited ("Microcellular"), an Irish company, provided sales and support for telecommuncations equipment, primarily for the mobile telephone industry. Wireless, Inc. ("Wireless") is a provider of high-speed, wireless access systems that enable international and domestic Internet and communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers. A substantial portion of Wireless' revenue is derived from international sales.

    The following table summarizes the consideration paid and allocation of purchase price for each business combination completed in the year ended June 30, 2001 (in thousands):

	3C	Microcellular	Wireless	Total
Cash paid	$4,085	$5,608	$5,000	$14,693
Acquisition costs	—	998	3,350	4,348
Common stock issued	—	7,265	7,889	15,154
Options and warrants assumed	—	210	33	243

	$4,085	$14,081	$16,272	$34,438

Cash received	$—	$187	$396	$583
Other tangible assets (liabilities), net	52	1,276	(6,253)	(4,925)
Goodwill	269	8,310	8,749	17,328
Purchased technology	3,600	1,703	1,920	7,223
Work force	164	605	2,343	3,112
Trade names	—	393	3,782	4,175
Customer base	—	1,200	5,136	6,336
In-process research and development	—	407	199	606

	$4,085	$14,081	$16,272	$34,438

    The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the years ended June 30, 2001 and 2000, with Wireless' results of operations as if it had been acquired as of July 1, 1999 (in thousands):

	For the Years Ended
	June 30, 2001	June 30, 2000
Revenues	$38,551	$52,814
Net loss	$(131,722)	$(78,180)
Basic and diluted net loss per share	$(2.40)	$(2.66)
Shares used in pro forma per share calculation	54,949	29,383

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

    The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the Company's review of its fourth quarter results, the Company performed an impairment analysis of identifiable intangible assets and goodwill recorded in connection with its acquisitions of 3C and Microcellular, and other long-lived assets. The assessment was performed primarily due to the significant decline in the Company's stock price, the net book value of assets significantly exceeding the Company's market capitalization, the overall decline in industry growth rates which indicate that this trend may continue for an indefinite period and these effects on estimated terminal values. As a result of this assessment, the Company recorded $23.2 million in asset impairment charges. This amount included $12.6 million to write down the net book value of goodwill and other intangible assets from its acquisitions of 3C and Microcellular to zero. In addition, the Company recorded another $10.6 million in other asset impairment charges including shareholder receivables from Nortel and Intasys, as follows (in thousands):

	Balance at June 30, 2000	Additions	Amortization	Impairment Charge	Balance at June 30, 2001
Intangible assets:
Microcellular Systems Limited	$—	$12,609	$(2,635)	$(9,974)	$—
3C	—	4,033	(1,344)	(2,689)	—
Nortel patent license	550	—	(200)	(350)	—
Other assets:
Blue Sky investment	—	6,265	—	(6,265)	—
3C	—	2,000	(1,500)	(500)	—
Other	476	—	—	(476)	—
Equity:
Shareholder receivables	4,384	—	(1,436)	(2,948)	—

	$5,410	$24,907	$(7,115)	$(23,202)	$—

    The write-down to estimated fair value was based upon the estimated future discounted cash flows from operations and estimated terminal values of the businesses. Since the Wireless acquisition closed on June 7, 2001, no impairment analysis was conducted for this transaction in fiscal 2001.

    Subsequent to the June 2001 acquisition of Wireless, Inc., the Company's Board of Directors approved a plan to reduce the aggregate workforce of the Company, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction. As a result, the Company recorded a restructuring charge of $6.6 million in the fourth quarter of fiscal 2001, principally for the closure of facilities (see Note 8).

    We operate in two business segments—GSM and broadband products. We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 69% of net revenues in 2001, 96% of net revenues in 2000, and 88% of net revenues in 1999. Other revenues were derived primarily from other equipment sales and installation services.

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

    Currently, our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems and by our direct sales force. In fiscal year 2001, sales to communications equipment providers represented 15% of total revenues, sales to systems integrators accounted for 31% of total revenues and direct sales to wireless service providers represented 54% of total revenues.

    We had purchase and distribution original equipment manufacturer (OEM) agreements with Nortel Networks and Alcatel. These multi-year agreements specified quarterly minimum purchase commitments by these communications equipment providers. Nortel Networks' quarterly purchase commitments began in June 1998 and were to increase quarterly through December 2000. Alcatel's quarterly purchase commitments commenced in June 2000 and were to extend through December 2001. Both agreements obligated us to meet certain product development milestones and provided for a reduction in Nortel Networks' and Alcatel's purchase commitments if we did not meet our development milestones. In April 2001, we agreed to reduce Nortel Networks' remaining quarterly commitments because we were unable to meet certain product feature specifications provided for in the agreement. We did not rely solely on these purchase commitments to forecast our production requirements or anticipated sales to these customers. Nortel and Alcatel have not met their minimum purchase commitments and Nortel no longer has a minimum purchase commitment. Nortel discontinued distribution of our products in June 2001.

    We also rely on our internal sales forecasts and our ongoing discussions with customers, including their formal purchase orders, as guidance for planning our production and our revenue outlook. Because of the relatively fixed nature of many of our expenses, including personnel and facilities costs, we cannot immediately adjust expenses in response to a decline in revenues.

    Net revenues outside the United States represented approximately, 84%, 88% and 80% of total net revenues in fiscal years 2001, 2000 and 1999, respectively. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments. All of our revenues are currently in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in currency exchange rates. In the future, business conditions may require us to sell our products in other currencies. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, the potential loss of security interest, reduced ability to enforce obligations and reduced protection for our intellectual property.

    We have a limited history of generating significant revenues, and many of our products have only recently been introduced. We have incurred substantial operating losses since our inception and we expect to incur net losses in the future, which may be substantial. Most of our expenses are fixed in the near term, and we may not be able to quickly reduce spending if our revenue is lower than anticipated. Therefore, net losses in a given quarter could be greater than expected. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you must consider our prospects in light of the early stage of our business in a new and rapidly evolving market. For additional information on factors that may affect our future results of operations, please see "Risk Factors That May Affect Future Results."

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

    In general, our gross margins will be affected by the following factors and, therefore, we are unable to predict what these margins will be in the future:

  •
  demand for our products and services;

  •
  new product introductions, both by us and our competitors;

  •
  changes in our pricing policies and those of our competitors;

  •
  the mix of products sold;

  •
  the sales channels through which our products are sold; and

  •
  the purchase volume discounts we are able to obtain from our contract manufacturers.

    We currently obtain all of our primary components and subassemblies for our GSM products from a single independent contract manufacturer. Accordingly, a significant portion of our cost of revenues consists of payments to this supplier. The remainder of our cost of revenues for GSM products is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration. We manufacture our broadband products internally and further rely on another contract manufacturer for broadband products.

    Research and development expenses consist primarily of compensation and related costs for research and development personnel and expenses for testing facilities and equipment. All research and development costs are expensed as they are incurred. We expect to continue to make substantial investments in research and development.

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

    Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants. The expense is equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $3.1 million, $9.9 million and $5.3 million was amortized in fiscal years 2001, 2000 and 1999, respectively. The balance in deferred compensation of $2.3 million as of June 30, 2001 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

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

    The most prevalent emerging third generation ("3G") standards of wireless communications are essentially forms of CDMA, but the Universal Mobile Telephony Services ("UMTS") form of 3G is built upon a GSM base. Rather than subtracting from the market appeal of GSM, early indications are that more carriers may deploy GSM prior to their deployment of 3G because some elements of GSM are used by a prevalent form of 3G. Ultimately, however, 3G may become the dominant wireless standard, so that we must be competitive in offering a 3G product to assure acceptance of our wireless voice and data products in the marketplace.

    Our industry is intensely competitive, and many of our competitors are major telecommunications equipment providers with resources that are significantly greater than ours. In addition to competitive pressures, we will also likely encounter declining sales prices and profit margins over time as products mature.

Results of Operations

    The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of net revenues.

	Fiscal Years Ended June 30,
	2001	2000	1999
As a Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	97.4	62.2	72.5
Gross margin	2.6	37.8	27.5
Operating expenses:
Research and development	114.9	60.2	82.0
Selling, general and administrative	124.1	44.8	43.0
Amortization of deferred stock compensation	11.5	32.8	30.4
Amortization of intangible assets	14.1	—	—
In-process research and development	2.3	—	—
Asset impairment charges	87.4	—	—
Restructuring charges	24.8	—	—

Total operating expenses	379.1	137.8	155.4

Loss from operations	(376.5)	(100.0)	(127.8)
Interest income	24.4	13.7	1.4
Interest expense	(0.7)	(6.9)	(13.9)
Other expense net	(0.8)	(0.7)	(0.5)

Loss before income taxes	(353.6)	(93.9)	(140.8)
Income tax expense	(1.2)	(0.3)	(0.7)

Net loss	(354.8)	(94.2)	(141.5)
Preferred dividend expense	—	(6.8)	—

Net loss attributable to common shareholders	(354.8)%	(101.0)%	(141.5)%

    Sales to major customers and related parties are as follows (in thousands):

	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2001	2000	1999	2001	2000	1999
	Net Revenues			Percentage of Net Revenues
Hutchison Telecommunications Group(1)	$5,285	$6,353	$1,409	20%	21%	8%
Campus Link	2,706	—	—	10	—	—
Nortel Networks(1)	1,697	8,574	8,797	6	28	51
ADC Telecommunications/Microcellular Systems, Ltd.(1)	—	1,317	3,449	—	4	20
HangZhou Topper Electric Corporation	—	3,444	400	—	11	2

(1)
Denotes a related party of ours.

    Nortel Networks is a principal shareholder of ours. Microcellular Systems was created by a spin-off from ADC Telecommunications, and was acquired by us in July 2000.

Comparison of Fiscal Years Ended June 30, 2001 and 2000

Net Revenues

    Net revenues decreased 12%, a decrease of $3.6 million, from $30.1 million for the fiscal year ended June 30, 2000 to $26.5 million for the fiscal year ended June 30, 2001. This decrease was due to continued deterioration of overall market conditions in the global economy and in the telecommunications industry in particular, which resulted in decreased orders from active customers, offset by the continued deployment of our systems. Twenty-two customers accounted for all of our net revenues in 2000 while over 100 customers accounted for all of our net revenues in 2001, due to our 2001 acquisitions of Microcellular Systems Limited ("Microcellular"), 3C, and Wireless, Inc. Sales to affiliates of Hutchison Telecommunications Group, Campus Link and Nortel Networks accounted for 20%, 10% and 6%, respectively, of net revenues in 2001.

Cost of Revenues

    Cost of revenues increased 38%, an increase of $7.1 million, from $18.7 million during 2000 compared with $25.8 million during 2001. As a percentage of net revenues, cost of revenues increased from 62% in 2000 to 97% in 2001, due to changes in the mix of products sold and the increase in reserves for inventory. In 2000, 22% of net revenues was attributed to our WAVEXchange and Network In A Box products, which earn higher gross profits, while 64% was attributed to our WAVEXpress/BTS, which earns lower gross profits. In 2001, 17% of net revenues was attributed to our WAVEXchange and Network In A Box products, while 46% was attributed to our WAVEXpress/BTS. However, the increase in product mix to higher gross profits was offset by the $5.4 million provision for additional inventory reserves and the relatively high fixed costs of operations and field services.

Research and Development Expenses

    Research and development expenses increased by $12.3 million, an increase of 68%, from $18.1 million in 2000 to $30.5 million in 2001. The increase was primarily due to increased headcount in research and development from 103 as of June 30, 2000 to 156 as of June 30, 2001. Increased expenses can also be attributed to higher depreciation expenses associated with purchased equipment and intangible assets, and to higher facility expenses. The increase in headcount was primarily attributed to the 2001 acquisitions of Microcellular, 3C and Wireless, Inc. Absolute expenses related to labor increased $5.2 million, which represents a 43% increase over 2000. Other significant areas of increase include facilities-related expenses of $1.3 million, travel of $0.7 million, depreciation of $0.7 million, and prototype development expenses of $0.6 million. For the Microcellular acquisition, an additional $3.4 million was charged to research and development expenses as employee retention incentives. In aggregate, the 2001 acquisitions contributed $6.5 million of the $12.3 million year over year increase.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased by $19.4 million, an increase of 144%, from $13.5 million during 2000 compared to $32.9 million in 2001. $9.3 million of the increase was attributed to the additional provisions added to the allowance for doubtful accounts as some of our customers continued to encounter financing issues in the current capital market. The other increases were primarily due to increased spending as a result of our 2001 acquisitions of Microcellular, 3C and Wireless, Inc. Absolute expenses related to labor increased $4.8 million, which represents a 60% increase from 2000. Other significant areas of increase include public relations and other marketing expenses of $1.1 million, travel of $0.9 million, facilities expenses of $0.9 million, and legal and professional fees of $0.6 million. For the Microcellular acquisition, an additional $0.5 million was charged to selling, general and administrative expenses as employee retention incentives. In aggregate, the 2001 acquisitions contributed $3.4 million of the $19.4 million year over year increase.

Amortization of Deferred Stock Compensation

    Amortization of deferred stock compensation decreased $6.8 million, a decrease of 69%, from $9.9 million in 2000 compared to $3.1 million in 2001. The decrease in amortization was due to the accelerated amortization of deferred stock compensation in the prior year and credits applied from terminated employees in the current year. During 2001, options were granted at fair market value, with no additions to deferred stock compensation.

Interest Income

    Interest income increased $2.4 million from $4.1 million in 2000 to $6.5 million in 2001. The increase was due to the increase in investments as a result of our January 2000 initial public offering and interest earned from our notes receivable.

Interest Expense

    Interest expense was $0.2 million and $2.1 million in 2001 and 2000, respectively. This expense was principally due to amortization of the discount ascribed to the warrants issued in conjunction with the 1999 bridge loan financing, which was expired at the beginning of fiscal 2001.

    The Company has a $5 million credit facility with Wells Fargo Bank. Interest rate is New York LIBOR -1% payable monthly, which would result in annual interest expense of approximately $0.3 million. No amounts have been drawn down as of June 30, 2001. In addition, the Company has two additional credit facilities for a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2% with no payment terms specified. The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. As of June 30, 2001, $0.4 million has been drawn down. Should we elect to borrow funds under our committed lines of credit, we will incur additional interest expense during any periods when amounts are outstanding under the lines.

Income Taxes

    In 2001, 2000 and 1999 our U.S. subsidiary incurred net losses for United States federal and state income tax purposes; and we recorded a provision for income taxes of $324,000, $99,000 and $113,000, respectively, related to current international income tax provided on the profits attributable to our foreign operations. As of June 30, 2001, we had $85.9 million of federal and $44.8 million of state net operating loss carryforwards to offset future taxable income. The difference between available net operating losses and our accumulated deficit as reported for financial statement purposes is principally because losses incurred in Bermuda are not subject to a carry-forward since there is no tax on income earned in Bermuda, and the losses attributable to our U.S. subsidiary relate to the manufacturing and development operations of our U.S. subsidiary and not to our global sales and marketing activity.

Comparison of Fiscal Years Ended June 30, 2000 and 1999

Net revenues

    Net revenues increased $12.8 million, an increase of 74%, from $17.3 million in 1999 to $30.1 million in 2000. This increase was due to continued increases in the number of active customers and the continued deployment of our systems. Twelve customers accounted for all of our net revenues in 1999 while twenty-two customers accounted for all of our net revenues in 2000. Sales to Nortel Networks and ADC Telecommunications accounted for 51% and 20%, respectively, of net revenues in

1999, while sales to Nortel Networks, affiliates of Hutchison Telecommunications Group and HangZhou Topper Electric Corporation accounted for 28%, 21% and 11%, respectively, of net revenues in 2000.

Cost of Revenues

    Cost of revenues increased 50%, an increase of $6.2 million, from $12.5 million during 1999 compared with $18.7 million during 2000. As a percentage of net revenues, cost of revenues decreased from 72% in 1999 to 62% in 2000, due to the overall increase in the volume of sales and the incremental increase of the variable components of cost of revenues when compared to the fixed components, offset by changes in the mix of products sold. In 1999, 35% of net revenues was attributed to our WAVEXchange and Network In A Box products, which earn higher gross profits, while 45% was attributed to our WAVEXpress/BTS, which earns lower gross profits. In 2000, 22% of net revenues was attributed to our WAVEXchange and Network In A Box products, which earn higher gross profits, while 64% was attributed to our WAVEXpress/BTS, which earns lower gross profits.

Research and Development Expenses

    Research and development expenses increased by $3.9 million or 28% from $14.2 million in 1999 to $18.1 million in 2000. The increase was primarily due to increased headcount in research and development from 75 as of June 30, 1999 to 103 as of June 30, 2000. Increased expenses can also be attributed to higher depreciation expenses associated with purchased equipment and intangible assets, and to higher facility expenses in the second half of fiscal 2000.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased $6.1 million, an increase of 82%, from $7.4 million in 1999 to $13.5 million in 2000. The increase was partially due to $2.4 million higher salaries and related labor costs associated with increased headcount in sales, marketing, finance and administration, $0.7 million higher legal and professional services expenses, a $0.8 million addition to our allowance for doubtful accounts, and $0.7 million of amortization expenses ascribed to warrants granted in September 1999 to a potential distributor. Increased facility expenses of $1.3 million in connection with the move of our main facilities and increased travel expenses of $0.5 million, also contributed to the overall rise in expenses.

Amortization of Deferred Stock Compensation

    Amortization of deferred stock compensation increased $4.6 million, an increase of 88%, from $5.3 million in 1999 to $9.9 million in 2000. During 2000, options to purchase 3.86 million common shares were granted at an average price of $5.46 in an addition to deferred stock compensation of $12.4 million.

Interest Income

    Interest income increased $3.9 million from $0.2 million in 1999 to $4.1 million in 2000. The increase was due to the increase in investments as a result of our initial public offering, which was completed in January 2000.

Interest Expense

    Interest expense was $2.1 million versus $2.4 million in 2000 and 1999, respectively. This expense was principally due to amortization of the discount ascribed to the warrants issued in conjunction with the 1999 bridge loan financing. The notes were converted to Series H1 preferred shares on September 10, 1999. As a result of the conversion of the notes into Series H1 preferred shares in

September, the unamortized discount was converted to additional paid-in-capital, and no further interest expense was incurred relative to the bridge loan financing.

LIQUIDITY AND CAPITAL RESOURCES

	2001	2000	1999
	(in thousands)
Cash and cash equivalents	$26,787	$43,813	$3,919
Short-term investments	20,012	92,094	—
Net cash used in operating activities	(49,389)	(21,779)	(13,291)
Net cash provided by (used in) investing activities	41,523	(97,325)	(1,967)
Net cash provided by (used in) financing activities	(9,233)	158,979	11,771

    Operating Activities.  Net cash used in operating activities in 2001, 2000 and 1999 was primarily a result of net operating losses. Net cash used in operating activities for 2001 were primarily attributable to net loss from operations, increases in inventory and decreases in accounts payable, offset by decreases in trade receivables and increases in accrued expenses and other current liabilities and deferred revenue. For 2000, net cash used in operating activities were primarily attributable to net loss from operations and increases in trade receivables, offset by increases in accounts payable. For 1999, net cash used in operating activities were primarily attributable to net loss from operations, increases in trade receivables, inventory and decreases in accounts payable, offset by decreases in prepaid expenses and other current assets.

    Investing Activities.  Our recent investing activities have consisted primarily of cash used in acquisitions for $18.5 million (see Note 5). Other uses of cash in investing activities consisted of purchases of $8.1 million in capital equipment and intangible assets. We expect that capital expenditures will decrease due to our continued cost-cutting efforts and conservation of cash resources. For 2000 and 1999, the primary use of cash in investing activities were the purchases of short-term investments and capital equipment, respectively.

    Financing Activities.  During 2001, the primary use of cash in financing activities were principal payments on notes payable and our issuance of notes receivable to several of our customers. In January 2000, we completed our initial public offering, which raised $116.3 million net of costs. In November and December 1999 we sold 4.9 million preferred shares for aggregate proceeds of $37.9 million, net of costs.

    In 1999, we had funded our operations primarily through private placement of bridge loans and convertible preferred shares.

    Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2005. As of June 30, 2001, we had $16.3 million in future operating lease commitments and $52,000 of equipment financing. Subsequent to June 30, 2001, we renegotiated our operating lease commitment for our Menlo Park, California facility and prepaid 18 months of lease payments at significantly reduced rates. At the end of the 18 months, we will continue to make lease payments based on the original operating lease terms until its expiration in December 2004. In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements.

    Summary of Liquidity.  We believe that the existing cash, cash equivalents and short-term investments, in addition to funds available under committed credit facilities, will be sufficient to meet our working capital requirements through the end of fiscal 2002. However, the risk factors discussed in Item 7 below could adversely affect our cash position. Our operating activities have utilized more cash than they have generated historically and we continue to fund a significant research and development activity. Our ability to control costs and reduce fixed expenses will materially affect our liquiduty. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financing or from other sources.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Management does not expect the adoption of SFAS No. 141 to have an impact on the financial position, results of operations, or cash flows of the Company. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company plans to adopt SFAS No. 142 for its fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 142. The Company is currently assessing the effects of adopting SFAS No. 142.

    In June 2001, the Financial Accounting Standards Board issued Statement of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt SFAS No. 143 for its fiscal year beginning July 1, 2002. The Company is currently assessing the effects of adopting SFAS No. 143.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the information in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating interWAVE and our business.

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

    As of June 30, 2001, we had an accumulated deficit of $234.3 million. We incurred net losses of approximately $94.1 million, $28.4 million and $24.5 million in the fiscal years ended June 30, 2001 and 2000 and 1999, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

  •
  the rate of market acceptance of compact mobile wireless systems;

  •
  our ability to compete successfully against much larger GSM communications equipment providers;

  •
  our ability to continue to expand our customer base;

  •
  our ability to control costs and reduce expenses;

  •
  our volumes of manufacturing and ability to absorb overhead;

  •
  our ability to outsource manufacturing and reduce manufacturing expenses;

  •
  our ability to reduce our fixed expenses; and

  •
  our ability to generate cash flow from operations.

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

  •
  any delay in our introduction of new products or product enhancements;

  •
  the size and timing of customer orders and our product shipments, which have typically consisted of a relatively small number of units of wireless network systems at the end of each quarter;

  •
  the mix of products sold because our various products generate different gross margins;

  •
  any delay in shipments caused by component shortages or other manufacturing problems, extended product testing or regulatory issues;

  •
  the timing of orders from and shipments to major customers, including possible cancellation of orders and failure of major customers to meet applicable minimum purchase commitments;

  •
  the loss of a major customer;

  •
  reductions in the selling prices of our products;

  •
  cost pressures from shortages of skilled technical employees, increased product development and engineering expenditures and other factors;

  •
  customer responses to announcements of new products and product enhancements by competitors and the entry of new competitors into our market;

  •
  economic conditions in the markets where we sell our products; and

  •
  the level of capital equipment spending by our customers, including telecommunications service providers, and Internet service providers.

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

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. The economic conditions for the world economy have been unfavorable and the market conditions for the stocks of telecommunications equipment manufacturers have been unfavorable. In addition, the stock market has experienced extreme volatility, and a steep decline, with volatility that has been unrelated to the operating performance of companies and a decline related to recession conditions in telecommunications markets. These broad market and industry fluctuations and conditions may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options.

Our stock may be subject to delisting from the NASDAQ National Market if the stock trades at less than one dollar per share for an extended period of time.

    Our common stock may be subject to delisting from the NASDAQ National Market if the stock trades for less than one dollar per share for an extended time period of time. Our stock has traded for less than one dollar recently and there can be no assurance that delisting may not occur. If our common stock is delisted from the NASDAQ National Market, the market for our common stock may have less liquidity, there may be less trading volume, and the market price for our shares may be adversely affected.

We must manage our growth successfully, including the integration of recently-acquired companies, in order to achieve our desired results.

    As a result of recent acquisitions and international expansion, many of our employees are based outside of our Menlo Park facility. If we are unable to effectively manage our geographically dispersed group of employees, our business will be adversely affected.

    As part of our business strategy, we have completed several acquisitions during the 2001 fiscal year. Acquisition transactions are accompanied by a number of risks, including:

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

  •
  the potential unknown liabilities associated with acquired businesses;

  •
  negative cash flow from acquired businesses; and

  •
  the additional fixed costs associated with acquired companies.

    We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

We rely on a small number of customers for most of our revenues, and a decrease in revenues from these customers could seriously harm our business. Some of our customers have experienced a severe downturn in business.

    A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues in the three most recent fiscal years were as follows:

	Fiscal Years Ended June 30,
	2001	2000	1999
Hutchison Telecommunications Group	20%	21%	8%
Campus Link	10	—	—
Nortel Networks	6	28	51
ADC Telecommunications/Microcellular Systems, Ltd.	—	4	20
HangZhou Topper Electric Corporation	—	11	2

    Nortel Networks is one of our principal shareholders. ADC Telecommunications and Hutchison Telecommunications Group are shareholders of ours. Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999, and was acquired by us in July 2000.

    We expect that the majority of our revenues will continue to depend on sales to a small number of customers. If any key customers experience a downturn in their business or shift their purchases to our competitors, our revenues and operating results would decline. Some of our key customers have experienced a severe downturn in their business. The telecommunications market in general has suffered a severe downturn that has adversely affected our business.

Our minimum purchase commitments from Nortel Networks and Alcatel were renegotiated and significantly reduced. Nortel has not had a minimum purchase commitment since December 2000 and is no longer distributing our products. Alcatel's reduced commitment ends December 31, 2001.

    Nortel Networks and Alcatel had minimum purchase commitments under their respective agreements. In the past we relied in part on these commitments in forecasting production quantities each quarter. We have also committed to Nortel Networks and Alcatel that we will maintain quality, delivery, performance and design standards for our systems. As a result, we had the risk of carrying excess inventory if Nortel Networks and Alcatel failed to meet their commitments or if we failed to meet ours. From time to time, we have failed to deliver certain product features by specific milestone dates and, as a result, we renegotiated downward minimum quarterly commitments with Nortel Networks for calendar years 2000 and 1999. Nortel Networks did not meet the renegotiated commitments for six of the seven quarters ended June 30, 2001. Alcatel did not meet the purchase commitments for the year ended June 30, 2001. Nortel has not had any future quarterly purchase commitments since December 2000. Nortel discontinued distribution of our products as of June 2001. We have as of February 23, 2001 renegotiated and significantly reduced the calendar year 2001 purchase commitments with Alcatel. Alcatel has not met the reduced purchase commitment. Alcatel's reduced purchase commitments will end December 31, 2001.

We currently depend on a single contract manufacturer for most of our GSM products and plan to use only a single contract manufacturer for GSM products in the future.

    We depend on one contract manufacturer for most of our GSM products and one other contract manufacturer for broadband products. We do not have long-term supply contracts with our contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. None of our products are manufactured by more than one supplier, and we do not expect this to change for the foreseeable future.

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

    Our products are highly complex and are designed to be deployed in complex networks. Although our products are tested during manufacturing and prior to deployment, they can only be fully tested when deployed in networks with high-call volume. Consequently, our customers may discover errors after the products have been fully deployed. If we are unable to fix errors or other problems that may be identified in full deployment, we could experience:

  •
  costs associated with the remediation of any problems;

  •
  loss of or delay in revenues;

  •
  loss of customers;

  •
  failure to achieve market acceptance and loss of market share;

  •
  diversion of deployment resources;

  •
  diversion of research and development resources to fix errors in the field;

  •
  increased service and warranty costs;

  •
  legal actions or demands for compensation by our customers; and

  •
  increased insurance costs.

    In addition, our products often are integrated with other network components. There may be incompatibilities between these components and our products that could significantly harm the service provider or its subscribers. Product problems in the field could require us to incur costs or divert resources to remedy the problems and subject us to liability for damages caused by the problems. These problems could also harm our reputation and competitive position in the industry.

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

    An international consortium of standards bodies has established the specifications for the third generation ("3G") wireless standard, and is further working to establish the specifications of a future wireless standard and its interoperability with existing standards. Any failure of our products to comply with 3G or future standards could delay their introduction and require costly and time consuming engineering changes. After the future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future. As a result, we may be unable to achieve or sustain profitability.

Our market opportunity could be significantly diminished in the event that GSM or any subsequent GSM-based standards do not continue to be or are not widely adopted.

    Our current GSM products are designed to utilize only GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA, and time division mutiple access, or TDMA. We currently do not have plans to offer products that utilize these standards. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, our market opportunity could be significantly limited, which would seriously harm our business. We have a long sales cycle, which could contribute to fluctuations in our results of operations and share price.

    Our sales cycle is typically long and unpredictable, making it difficult to plan our business. The long sales cycle also requires us to invest resources in a possible transaction that may not be recovered if we do not successfully conclude the transaction. Factors that affect the length of our sales cycle include:

  •
  time required for testing and evaluation of our products and third-party products before they are deployed in a network;

  •
  time to design the network;

  •
  size of the deployment;

  •
  complexity of the customer's network environment;

  •
  time for approval of the transaction with the customer's internal procedures; and

  •
  the degree of system configuration necessary to deploy our products.

    In addition, the emerging and evolving nature of the market for the systems we sell, and current economic conditions, may lead prospective customers to postpone their purchasing decisions. Our long and unpredictable sales cycle can result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures, which together may contribute to declines in our results of operations and our share price.

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

    We currently compete against communications equipment providers such as Ericsson, Lucent, Motorola, Nokia and Siemens in the GSM, CDMA, TDMA, DECT and wireless local loop markets. We also compete with our customers Alcatel and compete against Nortel Networks. All of the major communications equipment providers have broad product lines that include at least partial solutions that address our target markets.

    The broadband wireless access market is rapidly evolving and highly competitive. We believe that our broadband business is affected by the following competitive factors:

  •
  cost;

  •
  ease of installation;

  •
  technical support and service;

  •
  sales and distribution capability;

  •
  breadth of product line;

  •
  conformity to industry standards; and

  •
  implementation of additional product features and enhancements.

    In addition, we are seeking to sell our products in emerging markets, many of which have less reliable traditional telephone infrastructures than developed countries. If these countries improve the reliability and service of their traditional telephone networks, the demand for our products in these markets could be harmed and our future revenue growth could decline. The existing poor quality of the PSTN in these markets may affect the perceived performance of our products and adversely affect our business.

    Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and sales and marketing resources than we have. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. Trends toward increased consolidation in the telecommunications industry may increase the size and resources of some of our current competitors and could affect some of our current relationships. Pricing trends in the telecommunications markets may cause our competitors to cut prices to very low price points in an effort to win business.

    Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures we face may cause our revenues, prices, or growth to decline and may therefore seriously harm our business and results of operations.

If we are unable to manage our global operations effectively, our business would be seriously harmed.

    Substantially all of our GSM revenue to date has been derived from systems intended for installation outside of the United States. In addition to the regulatory issues discussed previously, our operations are subject to the following risks and uncertainties:

  •
  legal uncertainties regarding liability, tariffs and other trade barriers;

  •
  greater difficulty in trade receivable collection and longer collection periods;

  •
  costs of staffing and managing operations in several countries;

  •
  language skills and communications with our customers;

  •
  difficulties in protecting intellectual property rights;

  •
  changes in currency exchange rates which may make our U.S. dollar-denominated products less competitive in global markets; and

  •
  the impact of recession in the global economy;

  •
  political and economic instability.

    In our joint venture with Hangzhou Topper Electric we may establish manufacturing operations in China in the near future, which may subject our joint venture to all of the risks listed above.

We have sold products to companies in the Peoples Republic of China. Future sales in China will be subject to economic and political risks.

    For the year ended June 30, 2001, our PRC customers accounted for 10% of our accounts receivable. Sales in China pose significant additional risks, which include:

  •
  potential inability to enforce contracts or take other legal action, including actions to protect intellectual property rights;

  •
  difficulty in collecting revenues and risks related to fluctuations in currency exchange rates, particularly when sales are denominated in the local currency rather than in U.S. dollars;

  •
  changes in U.S. foreign trade policy towards China which may restrict our ability to export products to or make sales in China, and similar changes in China's policy regarding the U.S.; and

  •
  changes in government regulation affecting companies doing business in China, either through export sales or local manufacturing operations.

    In the event our revenue levels from sales to China increase, we will become increasingly subject to these risks. The occurrence of any of these risks would harm our revenues or cash collections from China and could in turn cause our revenues, cash flow, or growth to decline and harm our business and results of operations.

If we fail to improve our operational systems and controls to manage future growth, our business could be seriously harmed.

    We plan to continue to expand our operations significantly to pursue existing and potential market opportunities. This growth places significant demands on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We must strictly control costs to achieve our goals while pursuing market opportunities.

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

    We cannot assure you that the protection offered by our U.S. patents will be sufficient or that any of our pending U.S. or foreign patent applications will result in the issuance of patents. In addition, competitors in the United States and other countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent or interfere with our ability to make and sell our products in the U.S. and/or abroad. We have 24 issued and 14 pending U.S. patents. We have filed many of these patents internationally, so that we have a total of 52 issued and 102 patents pending worldwide. Unauthorized parties may attempt to design around our patents, copy or otherwise obtain and use our products. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our proprietary rights could harm our competitive position and therefore cause our revenues and operating results to decline.

    In June 2001, the Company settled the case of interWAVE Communications International Ltd. v. JetCell Corp., which alleged JetCell's misappropriation of trade secrets and patent infringement of our United States Patent Nos. 5,734,979 and 5,818,824, and entered into a limited patent cross license with Cisco Systems, Inc., which acquired JetCell after the lawsuit was filed.

    We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are not currently involved in any material legal proceedings.

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

    From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We have licensed software for use in our products from Lucent Technologies, TCSI Inc., Trillium Digital Systems Inc., and Wind River Associates. We cannot assure you that third- party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could seriously harm our competitive position, revenues and growth prospects.

    There are a number of general GSM patents held by different companies, which may impact our GSM technology. If any of our products infringe on any of these patents and we are unable to negotiate license agreements, then we may be required to redesign a portion of our product line.

We may be unable to meet our future capital requirements, which would limit our ability to grow and compete effectively, resulting in substantial harm to our business and results of operations.

    We may require additional funding, which may not be available on terms which are favorable to us, or may not be available at all. Currently, we have a $5 million credit facility with Wells Fargo Bank and two credit facilities amounting to $2 million for our subsidiary in Europe with Royal Bank of Scotland. We do not have any other lines of credit. If we issue equity securities, existing shareholders may experience dilution or the new equity securities may have rights, preferences and privileges senior to those of existing shareholders. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common shares. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. See "Use of Proceeds," "Dilution" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for more information on our capital requirements and requirements for liquidity.

Control by our existing shareholders could discourage the potential acquisition of our business.

    As of September 11, 2001, our executive officers, directors and 5% or greater shareholders and their affiliates owned 14.5 million shares or approximately 26.1% of our outstanding common shares. Acting together, these shareholders would be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

Our by-laws may discourage potential acquisitions of our business.

    Some of our by-laws and Bermuda law may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. This may reduce the market price of our common shares. A summary of these provisions is included in "Description of Share Capital—Antitakeover Effects of Some Provisions of Memorandum of Association and By-laws."

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

    Sales of substantial amounts of our common shares in the public market or the awareness that a large number of shares is available for sale could cause the market price of our common shares to decline. The shareholders of Wireless, Inc. acquired shares in our company that are no longer subject to any lock-up agreement. Sales of our common shares held by existing shareholders could cause the market price of our shares to decline.

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

We have extended credit to many of our customers. A downturn in the business of telecommunications companies may make it difficult or impossible to collect some of the credit that has been extended.

    We sell our products on credit terms to many of our customers. If the business of telecommunications companies declines, it may be difficult or impossible to collect some of the credit extended. We have increased substantially our allowance for uncollectible accounts. The business of telecommunications companies has declined.

Item 7A. Qualitative and Quantitative Disclosures About Market Risks

Foreign Exchange

    Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through June 30, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

Interest Rates

    We invest our cash in financial instruments, including commercial paper, and repurchase agreements, and in money market funds. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our investments consist primarily of highly liquid debt instruments that are of high-quality investment grade and mature in one year or less, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Due to the short-term nature of our investments and the short-term and variable interest rate features of our indebtedness, we believe that there is no material market or interest rate risk exposure.

Customer Financing

    The telecommunications industry is very capital intensive. Wireless service providers are being forced to use their own financial resources in order to acquire cellular spectrum from national governments. As a result, they often look to their network equipment suppliers for vendor financing. In order to maintain a competitive edge, suppliers are often forced to offer extended payment terms, and, on occasion, lines of credit that cover not only equipment financing needs but also working capital needs of the wireless service providers. This may have an impact on our arrangements with customers as it relates to payment terms on shipments.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors and Shareholders
interWAVE Communications International, Ltd.:

    We have audited the accompanying consolidated balance sheets of interWAVE Communications International, Ltd. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of interWAVE Communications International, Ltd. and subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                            /s/ KPMG LLP

Mountain View, California
August 13, 2001

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$26,787	$43,813
Short-term investments	20,012	92,094
Trade receivables, net of allowance of $9,157 and $634 at June 30, 2001 and 2000, respectively	14,775	21,293
Inventories	27,263	6,607
Prepaid expenses and other current assets	3,963	1,654

Total current assets	92,800	165,461
Property and equipment, net	12,634	6,861
Intangibles, net	23,421	2,775
Other assets	2,019	556

Total assets	$130,874	$175,653

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,232	$6,965
Accrued expenses and other current liabilities	19,885	3,566
Current portion of notes payable	453	486
Deferred revenue	1,578	86
Income taxes payable	337	220

Total current liabilities	34,485	11,323
Other long-term liabilities	3,178	1,711

Total liabilities	37,663	13,034

Commitments and contingencies
Shareholders' equity:
Convertible preferred shares, $0.83 par value; 56,500,000 shares authorized; no shares issued and outstanding at June 30, 2001 and 2000	—	—
Common shares, $0.001 par value; 100,000,000 shares authorized; 55,528,709 and 46,748,965 shares issued and outstanding at June 30, 2001 and 2000, respectively	56	47
Additional paid-in capital	329,656	313,764
Deferred stock compensation	(2,305)	(6,239)
Services receivable from shareholder	—	(4,384)
Subscriptions and amounts receivable from shareholders	(444)	(416)
Accumulated other comprehensive income	570	33
Accumulated deficit	(234,322)	(140,186)

Total shareholders' equity	93,211	162,619

Total liabilities and shareholders' equity	$130,874	$175,653

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2001	2000	1999
Net revenues	$26,532	$30,139	$17,293
Cost of revenues	25,846	18,747	12,531

Gross profit	686	11,392	4,762

Operating expenses:
Research and development	30,483	18,148	14,174
Selling, general and administrative	32,915	13,507	7,440
Amortization of deferred stock compensation*	3,054	9,891	5,254
Amortization of intangible assets	3,740	—	—
In-process research and development	606	—	—
Asset impairment charges	23,202	—	—
Restructuring charges	6,581	—	—

Total costs and expenses	100,581	41,546	26,868

Operating loss	(99,895)	(30,154)	(22,106)
Interest income	6,482	4,120	236
Interest expense	(187)	(2,061)	(2,403)
Other expense	(212)	(217)	(82)

Net loss before income taxes	(93,812)	(28,312)	(24,355)
Income tax expense	324	99	113

Net loss	(94,136)	(28,411)	(24,468)
Dividend effect of beneficial conversion feature to H-1 shareholders	—	(2,055)	—

Net loss attributable to common shares outstanding	$(94,136)	$(30,466)	$(24,468)

Basic and diluted net loss per share	$(1.93)	$(1.33)	$(4.96)

Weighted average common shares outstanding	48,900	22,964	4,934
*Amortization of deferred stock compensation can be classified as follows:
Cost of revenues	$1,080	$1,242	$893
Research and development	836	5,634	2,555
Selling, general and administrative	1,138	3,015	1,806

Total	$3,054	$9,891	$5,254

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss (In thousands, except share data)
Fiscal Years ended June 30, 1999, 2000 and 2001

	Convertible Preferred Shares
			Common Shares				Subscriptions and Amounts Receivable From Shareholder
					Additional Paid-In Capital	Services Receivable From Shareholder		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balances as of June 30, 1998	19,531,453	$16,211	4,793,747	$5	$95,400	$(3,143)	$—	$(4,830)	$62	$(85,252)	$18,453
Issuance of Series H, less issuance costs of $7	360,000	299	—	—	2,214	—	—	—	—	—	2,513
Issuance of Series H1	285,715	237	—	—	1,763	—	(2,000)	—	—	—	—
Exercise of stock options	—	—	278,174	—	153	—	—	—	—	—	153
Performance of services	—	—	—	—	—	1,072	—	—	—	—	1,072
Issuance of warrants in connection with bridge loan	—	—	—	—	5,878	—	(284)	—	—	—	5,594
Deferred stock compensation related to stock option grants	—	—	—	—	4,141	—	—	(4,141)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	5,254	—	—	5,254
Stock-based compensation to non-employees	—	—	—	—	163	—	—	—	—	—	163
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(24,468)	(24,468)	$(24,468)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	66	—	66	66

Total comprehensive loss												$(24,402)

Balances as of June 30, 1999	20,177,168	$16,747	5,071,921	$5	$109,712	$(2,071)	$(2,284)	$(3,717)	$128	$(109,720)	$8,800

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss (In thousands, except share data) (Continued)
Fiscal Years ended June 30, 1999, 2000 and 2001

	Convertible Preferred Shares
			Common Shares				Subscriptions and Amounts Receivable From Shareholder
					Additional Paid-In Capital	Services Receivable From Shareholder		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Conversion of the bridge financing to Series H1 preferred shares and warrants	1,872,362	$1,555	—	$—	$9,291	$—	$—	$—	$—	$—	$10,846
Issuance of Series H1, less issuance cost of $766	1,430,000	1,186	—	—	10,113	—	—	—	—	(2,055)	9,244
Issuance of Series I1, less issuance cost of $46	3,526,663	2,927	—	—	25,240	—	—	—	—	—	28,167
Cash received from issuance of preferred shares	—	—	—	—	—	—	2,000	—	—	—	2,000
Issuance of common shares pursuant to initial public offering less issuance cost of $10,784	—	—	9,775,000	10	116,281	—	—	—	—	—	116,291
Conversion of preferred shares to common shares	(27,006,193)	(22,415)	27,006,193	27	22,388	—	—	—	—	—	—
Net exercise of warrants in connection with preferred shares	—	—	2,816,738	3	1,449	—	—	—	—	—	1,452
Exchange of warrants in connection with joint sales agreement	—	—	—	—	4,121	(3,646)	—	—	—	—	475
Performance of services	—	—	—	—	—	1,333	—	—	—	—	1,333
Exercise of stock options	—	—	2,038,153	2	1,912	—	(132)	—	—	—	1,782
Stock-based compensation to non-employees	—	—	—	—	391	—	—	—	—	—	391
Issuance of common shares for Employee Stock Purchase Plan	—	—	40,960	—	453	—	—	—	—	—	453
Deferred stock compensation related to stock option grants	—	—	—	—	12,413	—	—	(12,413)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	9,891	—	—	9,891
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(28,411)	(28,411)	$(28,411)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(114)	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	19	—	19	19

Total comprehensive loss												$(28,506)

Balances as of June 30, 2000	—	$—	46,748,965	$47	$313,764	$(4,384)	$(416)	$(6,239)	$33	$(140,186)	$162,619

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss (In thousands, except share data) (Continued)
Fiscal Years ended June 30, 1999, 2000 and 2001

	Convertible Preferred Shares
			Common Shares				Subscriptions and Amounts Receivable From Shareholder
					Additional Paid-In Capital	Services Receivable From Shareholder		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Issuance of common shares for acquisition of Microcellular Systems			555,541	$1	$7,264						$7,265
Issuance of common shares for acquisition of Wireless, Inc.			6,418,940	6	7,883						7,889
Exercise of warrants in connection with H1 preferred stock			997,469	1	39						40
Assumption of Microcellular Systems's unvested options					363			(153)			210
Assumption of Wireless Inc.'s warrants					33						33
Write-off of services receivable from shareholders and performance of services						4,384					4,384
Stock-based compensation to non-employees					137						137
Exercise of stock options			348,805	—	680						680
Issuance of common shares for Employee Stock Purchase Plan			458,989	1	678						679
Reversal of deferred stock compensation upon termination					(1,033)			1,033		—
Amortization of deferred stock compensation								3,054			3,054
Other					(152)		(28)				(180)
Comprehensive loss:
Net loss										(94,136)	(94,136)	(94,136)
Unrealized gain on investments									458		458	458
Foreign currency translation adjustment									79		79	79

Balances as of June 30, 2001	—	—	55,528,709	$56	$329,656	$—	$(444)	$(2,305)	$570	$(234,322)	$93,211	$(93,599)

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended June 30,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(94,136)	$(28,411)	$(24,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,059	3,669	3,497
Amortization of deferred stock compensation	3,054	9,891	5,254
Asset impairment	23,202	—	—
In-process research and development	606	—	—
Restructuring charges	6,581	—	—
Amortization of discount on debt	—	1,744	1,952
Interest accrued on convertible note payable	—	170	238
Value of consulting/engineering services received in exchange for shares	137	1,724	3,751
Changes in operating assets and liabilities:
Trade receivables	6,041	(14,294)	(1,222)
Inventories	(15,257)	(267)	(2,391)
Prepaid expenses and other current assets	1,280	(614)	1,706
Accounts payable	(2,947)	4,208	(1,769)
Accrued expenses and other current liabilities	7,499	638	937
Deferred revenue	1,492	(237)	(776)

Net cash used in operating activities	(49,389)	(21,779)	(13,291)

Cash flows from investing activities:
Sale/(Purchase) of short-term investments	73,124	(92,208)	75
Purchases of property and equipment	(7,158)	(4,287)	(1,728)
Purchase of licensed technologies, trademarks and patents	(1,053)	(830)	(314)
Acquisitions, net of cash acquired	(18,459)	—	—
Equity investments	(4,931)	—	—

Net cash provided by (used in) investing activities	41,523	(97,325)	(1,967)

Cash flows from financing activities:
Proceeds from issuances of common shares	—	116,291	—
Proceeds from issuances of convertible preferred shares and warrants	—	39,589	—
Proceeds from issuance of convertible notes and warrants	—	—	12,164
Principal payments on notes payable and other liabilities	(11,572)	(588)	(546)
Proceeds from exercise of warrants, options and ESPPs	1,399	3,687	153
Payment received on notes receivable	1,120	—	—
Repurchase of common stock	(152)	—	—
Advance to shareholder	(28)	—	—

Net cash provided by (used in) financing activities	(9,233)	158,979	11,771

Effect of exchange rate changes on cash and short-term investments	73	19	66

Net increase (decrease) in cash and cash equivalents	(17,026)	39,894	(3,421)
Cash and cash equivalents at beginning of year	43,813	3,919	7,340

Cash and cash equivalents at end of year	$26,787	$43,813	$3,919

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$187	$138	$213
Common shares issued and stock options and warrants assumed for acquisitions	$15,397	$—	$—
Equipment given for minority investments	$1,565	$—	$—
Conversion of trade receivables into notes receivable	$2,321	—	—
Conversion of convertible notes to preferred shares	$—	$10,846	$—
Purchase of property and equipment under notes payable	$1,784	—	—
Conversion of preferred shares and warrants for common	$—	$22,415	$—
Exchange of warrants in connection with joint sales agreement	$—	$4,121	$—
Dividend effect of beneficial conversion feature to H1 shareholders	$—	$2,055	$—
Deferred stock-based compensation	$153	$12,413	$4,141

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal Years ended June 30, 2001, 2000 and 1999

(1) The Company and Summary of Significant Accounting Policies

(a) Description of Business

    interWAVE Communications International, Ltd. (the "Company") develops, manufactures and markets compact mobile wireless network solutions for GSM wireless communications and broadband products on a global basis. The Company's GSM products are primarily marketed to communication equipment providers, wireless service providers and systems integrators. Broadband products include high-speed wireless access systems, which enable international and domestic Internet and communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers.

    The Company has a fiscal year that ends on the Friday nearest June 30. Fiscal 2001 and 2000 were 52-week years. Fiscal 1999 was a 53-week year. For presentation purposes the accompanying consolidated financial statements and notes refer to the calendar month-end.

(b) Basis of Accounting and Consolidation

    The consolidated financial statements of the Company are presented in conformity with generally accepted accounting principles as adopted in the United States of America and the rules and regulations of the Securities and Exchange Commission.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: interWAVE Communications, Inc. (Delaware, USA); interWAVE Communications B.V. (Netherlands); interWAVE Communications Ireland, Ltd. (Ireland); interWAVE Communications Lanka (Private) Limited; interWAVE Communications India Private Limited (India); interWAVE Communications International, S.A. (France), interWAVE Communications (Shenzhen) Co., Ltd. (PR China); interWAVE Communications UK, Ltd.; interWAVE Services (Thailand) Limited (Thailand); Microcellular Systems Limited (Ireland); Microcellular Systems USA (California, USA); interWAVE Communications Networks S.A. (Uruguay); and Wireless, Inc. (Delaware, USA). The Company also operates a branch office in Hong Kong. All intercompany balances and transactions have been eliminated in consolidation.

(c) Currency Translation

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

    For non-U.S. operations with the U.S. dollar as the functional currency, non-U.S. currency denominated assets and liabilities are converted into U.S. dollars using historical rates and any measurement gains and losses are included in the consolidated results of operations and, to date, have not been significant.

(d) Cash Equivalents and Short-Term Investments

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of more than three months are classified as short-term investments.

    Short-term investments are classified as "available-for-sale."

    The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. Available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income.

(e) Concentration of Risk

    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on trade receivables.

    The following table summarizes information relating to the Company's significant customers with balances greater than 10% of trade receivables as of:

	June 30,
	2001	2000
Trade Receivables
Hutchison Telecommunications Group(1)(3)	23%	24%
Campus Link	12	—
Nortel Networks(3)	2	26
HangZhou Topper Electric Corporation	—	11
Alcatel	0	11

    The following table summarizes information relating to the Company's significant customers with revenues comprising greater than 10% of revenue:

	Years Ended June 30,
	2001	2000	1999
Revenues
Hutchison Telecommunications Group(1)(3)	20%	21%	8%
Campus Link	10	—	—
Nortel Networks(3)	6	28	51
ADC Telecommunications/Microcellular Systems, Ltd.(2)(3)	—	4	20
HangZhou Topper Electric Corporation	—	11	2

(1)
Hutchison Telecommunications Group includes Hutchison Telecommunications (Hong Kong), HutchMax, Lanka Cellular Systems, and Comunicaciones Personales, S.A.

(2)
Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999, and was acquired by the Company in July 2000 (see Note 5).

(3)
Denotes a related party of the Company.

(f) Inventories

    Inventories are stated at the lower of average cost or market.

(g) Property and Equipment

    Property and equipment are stated at cost, less accumulated depreciation, calculated using the straight-line depreciation method over the estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized over the life of the underlying lease or the estimated useful life, whichever is shorter.

(h) Revenue Recognition

    Equipment revenue is recognized when all of the following have occurred: the product has been shipped, title and risk of loss have passed to the customer (generally at time of shipment for U.S. shipments and at time of arrival at an international port for non-U.S. shipments), the Company has the right to invoice the customer, collection of the receivable is probable, and the Company has fulfilled all pre-sale contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed. Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to us. Although the Company's products contain a software component, the software is not sold separately and the Company is not contractually obligated to provide software upgrades to its customers.

    The Company provides for estimated warranty costs at the time of sale. Sales agreements include a 12 to 18 month warranty on all hardware and software.

(i) Research and Development Costs

    Statement of Financial Accounting Standard ("SFAS") No. 86 provides for the capitalization of certain software development costs once technological feasibility is established subject to an evaluation of realizability. Capitalized costs are then amortized on a straight-line basis over the estimated product life or based on the ratio of current revenues to projected product revenues, whichever is greater. To date, the Company's products have been available for general release concurrent with the establishment of technological feasibility; and, accordingly, no development costs have been capitalized.

(j) Intangible Assets

    Intangible assets consist of purchased technology, acquired workforce, tradename, customer base and goodwill related to the purchase of 3C Limited's selected assets and acquisitions of Microcellular Systems Limited and Wireless, Inc. These acquisitions are accounted for as purchases and are further described in Note 5. Amortization of goodwill and intangible assets is provided on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Acquired in-process research and development without alternative future use is charged to operations at the date of the acquisition.

    The Company also capitalizes costs of acquiring licenses from third parties for technologies that have reached technological feasibility and can be incorporated into the Company's products. The Company also capitalizes certain external costs associated with patents and trademarks. The Company amortizes these assets on a straight line basis over four years.

(k) Impairment of Long-Lived Assets

    The Company evaluates its long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is estimated using discounted net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

(l) Income Taxes

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

(m) Loss Per Share

    The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Diluted shares outstanding includes the assumed conversion of preferred shares.

(n) Stock-Based Compensation and Warrants for Goods and Services

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

(o) Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(p) Comprehensive Income

    "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in shareholders' equity. The components of other comprehensive income for the years ended June 30, 2001 and 2000 were cumulative translation adjustments and unrealized gains and losses on short-term investments. The only component of other comprehensive income for the year ended June 30, 1999 was cumulative translation adjustments.

(q) Fair Value of Financial Instruments

    The carrying value of cash, cash equivalents, trade receivables, accounts payable and accrued expenses, and other current liabilities approximate fair value due to the short maturity of those instruments. The carrying value of the notes payable approximate fair value due to the variable interest rates on these notes.

(r) Reclassification

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2) Cash and Cash Equivalents and Short-Term Investments

(a) Cash and cash equivalents consisted of the following (in thousands):

	June 30,
	2001	2000
Cash	$3,043	$5,487
Money market funds	5,413	6,449
Commercial paper	18,331	31,877

	$26,787	$43,813

    The Company maintains certificates of deposit in the amount of $0.1 million and $0.7 million that are collateral for two letters of credit on leased facilities in Redwood City and Menlo Park. The certificates of deposit are restricted for use until the expiration of the lease terms in September 2002 and February 2005, respectively.

(b) Short-Term Investments:

    Available-for-sale investments for the years ended June 30, 2001 and 2000 were as follows (in thousands):

	June 30, 2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$1,508	$22	$—	$1,530
Municipal securities	1,200	—	—	1,200
Commercial paper	13,135	16	—	13,151
Repurchase agreements	2,050	—	—	2,050
Corporate notes and bonds	18,992	313	—	19,305

Total available-for-sale investments	36,885	351	—	37,236
Less amounts classified as cash equivalents	(17,217)	(7)	—	(17,224)

	$19,668	$344	$—	$20,012

	June 30, 2000
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$11,562	$7	$(15)	$11,554
Commercial paper	30,797	—	(1)	30,796
Bank time deposits	22,246	5	(6)	22,245
Repurchase agreements	—	—	—	—
Corporate notes and bonds	58,400	8	(113)	58,295

Total available-for-sale investments	123,005	20	(135)	122,890
Less amounts classified as cash equivalents	(30,797)	—	1	(30,796)

	$92,208	$20	$(134)	$92,094

    The majority of the Company's investments are in short-term fixed rate debt and consists primarily of A-1 and P-1 or better-rated financial instruments.

(3) Inventories

    Inventories consist of (in thousands):

	June 30,
	2001	2000
Work in Process	$18,514	$4,544
Finished goods	8,085	208
Inventory held at subcontractors	664	1,855

	$27,263	$6,607

(4) Property and Equipment

    A summary of property and equipment is as follows (in thousands):

	June 30,
	2001	2000
Machinery and equipment	$20,071	$13,586
Computer equipment	6,719	4,063
Furniture and fixtures	838	181
Leasehold improvements	2,831	793

	30,459	18,623
Less accumulated depreciation and amortization	(17,825)	(11,762)

	$12,634	$6,861

(5) Acquisitions

    As of June 30, 2001, we had completed three acquisitions. The following table summarizes the acquisitions since the Company's inception, all of which were accounted for under the purchase method of accounting (purchase price in millions):

Company	Acquisition Date	Purchase Price
3C Limited	July 3, 2000	$4.1
Microcellular Systems Limited	July 28, 2000	14.1
Wireless, Inc.	June 7, 2001	16.3

    Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

    Microcellular Systems Limited and 3C Limited on a pre-acquisition basis, were not significant to the Company, and accordingly, historical and pro forma results have not been presented. The results of operations for the above three companies are included with those of the Company for periods subsequent to the acquisition dates.

    3C Limited ("3C") was a Hong Kong based company involved in the development of telecommunication switches. Microcellular Systems Limited ("Microcellular"), an Irish company, provided sales and support for telecommuncations equipment, primarily for the mobile telephone industry. Wireless, Inc. ("Wireless") is a provider of high-speed, wireless access systems that enable international and domestic Internet and communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers. A substantial portion of Wireless' revenue is derived from international sales.

    The following table summarizes the consideration paid and allocation of purchase price for each business combination completed in the year ended June 30, 2001 (in thousands):

	3C	Microcellular	Wireless	Total
Cash paid	$4,085	$5,608	$5,000	$14,693
Acquisition costs	—	998	3,350	4,348
Common stock issued	—	7,265	7,889	15,154
Options and warrants assumed	—	210	33	243

	$4,085	$14,081	$16,272	$34,438

Cash received	$—	$187	$396	$583
Other tangible assets (liabilities), net	52	1,276	(6,253)	(4,925)
Goodwill	269	8,310	8,749	17,328
Purchased technology	3,600	1,703	1,920	7,223
Work force	164	605	2,343	3,112
Trade names	—	393	3,782	4,175
Customer base	—	1,200	5,136	6,336
In-process research and development	—	407	199	606

	$4,085	$14,081	$16,272	$34,438

    The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the years ended June 30, 2001 and 2000, with Wireless' results of operations as if it had been acquired as of July 1, 1999 (in thousands):

	For the Years Ended
	June 30, 2001	June 30, 2000
Revenues	$38,551	$52,814
Net loss	$(131,722)	$(78,180)
Basic and diluted net loss per share	$(2.40)	$(2.66)
Shares used in pro forma per share calculation	54,949	29,383

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(6) Other Assets

    Other assets, consisting primarily of minority investments in the equity of privately and publicly held companies not accounted for under the equity method of accounting, were $2.0 million and $0.6 million as of June 30, 2001 and 2000, respectively. During the quarter ended June 30, 2001, the Company determined that its investment in Blue Sky Communications, Inc. ("Blue Sky") had incurred a decline in value that was other-than temporary based on indicators such as limited liquidity, change in business plans and poor prospects for additional financing. Accordingly, the Company wrote down the entire Blue Sky investment in the amount of $6.3 million (see Note 7).

(7) Asset Impairment

    The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the Company's review of its fourth quarter results, the Company performed an impairment analysis of identifiable intangible assets and goodwill recorded in connection with its acquisitions of 3C and Microcellular, and other long-lived assets. The assessment was performed primarily due to the significant decline in the Company's stock price, the net book value of assets significantly exceeding the Company's market capitalization, the overall decline in industry growth rates which indicate that this trend may continue for an indefinite period and these effects on estimated terminal values. As a result of this assessment, the Company recorded $23.2 million in asset impairment charges. This amount included $12.6 million to write down the net book value of goodwill and other intangible assets from its acquisitions of 3C and Microcellular to zero. In addition, the Company recorded another $10.6 million in other asset impairment charges including shareholder receivables from Nortel and Intasys, as follows (in thousands):

	Balance at June 30, 2000	Additions	Amortization	Impairment Charge	Balance at June 30, 2001
Intangible assets:
Microcellular Systems Limited	$—	$12,609	$(2,635)	$(9,974)	$—
3C	—	4,033	(1,344)	(2,689)	—
Nortel patent license	550	—	(200)	(350)	—
Other assets:
Blue Sky investment	—	6,265	—	(6,265)	—
3C	—	2,000	(1,500)	(500)	—
Other	476	—	—	(476)	—
Equity:
Shareholder receivables	4,384	—	(1,436)	(2,948)	—

	$5,410	$24,907	$(7,115)	$(23,202)	$—

    The write-down to estimated fair value was based upon the estimated future discounted cash flows from operations and estimated terminal values of the businesses. Since the Wireless acquisition closed on June 7, 2001, no impairment analysis was conducted for this transaction in fiscal 2001.

(8) Restructuring Charges

    Subsequent to the June 2001 acquisition of Wireless, Inc., the Company's Board of Directors approved a plan to reduce the aggregate workforce of the Company, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction. As a result, the Company recorded a restructuring charge of $6.6 million in the fourth quarter of fiscal 2001, principally for the closure of facilities summarized as follows (in thousands):

Future lease payments related to abandoned facilities	$5,986
Abandoned leasehold improvements and other	595

Total restructuring charge	$6,581
Less: non-cash charges and cash payments	—

Restructuring accrual at June 30, 2001	$6,581

    The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through October 2004.

(9) Income Taxes

    Income tax expense (benefit) for the fiscal years ended June 30, 2001, 2000 and 1999 consisted of the following (in thousands):

	Current	Deferred	Total
2001:
U.S. Federal	$—	$—	$—
Other	306	18	324

Total	$306	$18	$324

2000:
U.S. Federal	$—	$—	$—
Other	54	45	99

Total	$54	$45	$99

1999:
U.S. Federal	$—	$—	$—
Other	114	(1)	113

Total	$114	$(1)	$113

    The reconciliation between the amount computed by applying the U.S. Federal statutory tax rate of 34% to net loss before income taxes and the actual provision for income taxes follows (in thousands):

	June 30,
	2001	2000	1999
Income tax benefit at statutory rate	$(31,896)	$(9,626)	$(8,281)
Non-U.S. income taxed at rate other than the U.S. federal rate	17	(78)	(218)
Losses in a zero tax jurisdiction	21,385	2,558	4,035
Cumulative tax effect of adjustments to cost sharing agreement between U.S. and Bermuda	—	(7,047)	—
Net losses and temporary differences for which no current benefit is recognized	10,432	14,077	4,306
Other	386	215	271

	$324	$99	$113

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Years Ended June 30,
	2001	2000	1999
Deferred tax assets:
Technology asset	$511	$646	$781
Inventory	2,655	1,013	809
Allowance for doubtful accounts	1,081	15	305
Accruals and reserves	519	801	526
Net operating loss carryforwards	29,853	23,636	9,559
Research and other tax credit carryforwards	6,900	5,031	3,481
Fixed assets	333	278	—

Total gross deferred tax assets	41,852	31,420	15,461
Less valuation allowance	(41,852)	(31,420)	(15,438)

Total deferred tax assets	—	—	23
Deferred tax liabilities — Fixed assets	(60)	(56)	(65)

Net deferred tax liabilities	$(60)	$(56)	$(42)

    The net change in the total valuation allowance from the year ended June 30, 2001 and 2000 was an increase of approximately $10.4 million and $16.0 million, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and accordingly, a valuation allowance is required.

    The Company has net operating loss carryforwards for federal and California income tax return purposes of approximately $85.9 million and $44.8 million, respectively. The net operating losses expire in the following years in the following amounts (in thousands):

	U.S. Federal	California
Expires in year:
2001	$—	$24
2002	—	4,298
2003	—	8,778
2004	—	8,205
2005	—	10,543
2010	13	12,977
2011	41	—
2012	8,009	—
2013	17,030	—
2019	15,796	—
2020	20,207	—
2021	24,755	—

	$85,851	$44,825

    The Company also has foreign net operating losses in France of $133,000; which expire in 2002.

    The Company also has research credit carryforwards for U.S. federal and California income tax return purposes of approximately $3.8 million and $2.3 million, respectively. The federal research credit carryforwards will expire beginning in 2010 through 2021; California research credits carry forward indefinitely until utilized. The Company also has U.S. federal minimum tax credits of approximately $36,000, which carry forward indefinitely until utilized. The Company also has California manufacturer's investment credit carryforwards of approximately $0.8 million, which expire in 2006 through 2011.

(10) Lines of Credit

    During 1997, the Company obtained a secured equipment line of credit of $2.5 million. Borrowings bear interest at 6% above the average term Treasury Note two weeks preceding a draw down. The Company had $52,000 outstanding under the secured equipment line of credit as of June 30, 2001. The entire amount is included in current portion of notes payable. As of June 30, 2000, the Company had $486,000 outstanding under the secured equipment line of credit, which is included in the current portion of notes payable. The Company does not have the ability to borrow additional amounts under this facility. Borrowings under the line of credit are payable monthly.

    In January and March 2001, the Company entered into two additional equipment financing agreements for an aggregate total of $2 million. The financing equipment loans range from three to four years. The interest on each loan is fixed at the time of the draw down with the interest rates ranging from 9.8% to 10.3%. Obligations under all loans are secured by the assets financed.

    The Company has a $5 million credit facility with Wells Fargo Bank. Interest rate is New York LIBOR -1% payable monthly, which would result in annual interest expense of approximately $0.3 million. No amounts have been drawn down as of June 30, 2001. In addition, the Company has two additional credit facilities for a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2% with no payment terms specified. The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. As of June 30, 2001, $0.4 million has been drawn down. Should we elect to borrow additional funds under our lines of credit, we will incur additional interest expense during any periods when amounts are outstanding under the lines.

(11) Shareholders' Equity

1994 Stock Plan

    The Company adopted the 1994 Stock Plan in July 1994. This plan provides for the grant of incentive stock options to employees, including employee directors, and non-statutory stock options and stock purchase rights to employees, directors and consultants. The Company has reserved 10.73 million common shares for issuance under this plan.

    Incentive share options may be granted at not less than 100% of the fair market value per share, and non-statutory share options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of shares of the Company, for which the exercise price must not be less than 110% of the fair market value. Share option plan shares generally vest 25% after one year, with the remainder vesting monthly over the following three years. Additional options granted to existing employees after July 28, 1998 are generally vesting monthly over four years.

    The Company uses the intrinsic value method to account for the 1994 Stock Plan. Accordingly compensation cost has been recognized for its stock options in the accompanying financial statements if, on the date of grant, the current market value of the underlying common shares exceeded the exercise price of the stock options at the date of grant.

    During fiscal 2001, 2000 and 1999, the Company granted options with a weighted-average exercise price of $5.12, $5.46 and $0.90 respectively, compared to the weighted-average fair value of approximately $2.91, $2.74 and $3.03 for the same respective periods.

    Options generally have 10-year terms. However, options granted to an optionee who, at the time the option is granted, owns shares representing more than 10% of the voting power of all classes of shares of the Company, generally have 5-year terms.

1999 Option Plan

    The 1999 Option Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and share purchase rights to employees, directors and consultants. Unless terminated sooner, this option plan will terminate in 2009. As of June 30, 2001, 6.3 million shares are reserved for issuance under this stock option plan.

2001 Supplemental Stock Option Plan

    During the year ended June 30, 2001, the Company adopted the 2001 Supplemental Stock Option Plan, which provides for non-statutory stock options to be granted to employees and service providers of the Company, but excludes executive officers and members of the Board of Directors. Four million shares are reserved for the 2001 Supplemental Stock Option Plan.

1999 Employee Share Purchase Plan

    The share purchase plan was adopted by the Board in September 1999 and approved by the shareholders at the 1999 annual shareholders meeting in January 2000. The amount of common shares reserved under the employee share purchase plan will be increased automatically at the end of each fiscal year in the amount of the lesser of 200,000 shares, 0.5% of the outstanding shares on such date or an amount determined by the Board. During the fiscal year 2001, 200,000 shares were added to the reserve pursuant to this plan.

    A summary of the Company's share option plan activity is as follows:

	June 30,
	2001		2000		1999
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	5,612,730	$3.70	4,304,811	$0.77	3,265,867	$0.74
Granted	5,322,819	5.12	3,855,000	5.46	2,417,100	0.90
Exercised	(348,805)	1.94	(2,029,153)	0.94	(278,174)	0.55
Canceled	(1,467,922)	5.11	(517,928)	3.28	(1,099,982)	1.09

Outstanding at year-end	9,118,822	4.37	5,612,730	3.70	4,304,811	0.77

Options exercisable at year-end	2,523,837	$3.34	1,598,541	$2.70	2,026,902	$0.61

    The following table summarizes information about share options outstanding and exercisable under the Plan as of June 30, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.70-$0.70	1,616,012	7.91	$0.70	741,857	$0.70
$0.76-$0.76	1,012,750	9.94	0.76	125	0.76
$0.90-$0.90	471,925	9.88	0.90	78	0.90
$1.00-$1.15	967,216	6.59	1.13	772,388	1.13
$1.41-$3.31	1,595,146	9.29	2.66	140,165	1.58
$3.50-$4.17	87,719	8.89	3.80	35,739	3.92
$4.19-$4.19	961,604	9.38	4.19	127,688	4.19
$5.25-$10.00	1,022,081	8.51	7.50	477,471	7.44
$10.19-$30.94	1,308,625	9.00	15.40	152,582	16.87
$0.30-$0.30	75,744	4.33	0.30	75,744	0.30

$0.30-$30.94	9,118,822	8.70	$4.37	2,523,837	$3.34

    As of June 30, 2001, options available for grant under the Plans were 5.2 million.

    Under SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net loss and net loss per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistently with the fair value approach described in SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share for the years ended June 30, 2001, 2000 and 1999, would have been changed as indicated below (in thousands, except per share amounts):

	June 30,
	2001	2000	1999
Net loss:
As reported	$(94,136)	$(28,411)	$(24,468)
Pro forma	$(102,259)	$(31,613)	$(26,417)
Net loss per share:
As reported	$(1.93)	$(1.33)	$(4.96)
Pro forma	$(2.09)	$(1.47)	$(5.35)

    The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

	2001	2000	1999
Weighted average risk-free rate	5.34%	5.62%	5.29%
Expected life (years)	3	3	5
Volatility	80%	80%	70%
Dividend yield	—	—	—

(12) Transactions with Related Parties and Major Customers

    For the years ended June 30, 2001, 2000, and 1999, the Company engaged in business transactions with investors and major customers resulting in the following revenue, deferred revenue, and trade receivables: (in thousands):

	2001	2000	1999
Revenue:
Hutchison Telecommunications Group(2)	$5,285	$6,353	$1,409
Campus Link	2,706	—	—
Nortel Networks(2)	1,697	8,574	8,797
ADC Telecommunications/Microcellular Systems Ltd.(1)(2)	—	1,317	3,449
Total Access Communications	—	500	505

	$9,688	$16,744	$14,160

	2001	2000
Deferred Revenue:
Hutchison Telecommunications Group	$977	$—

	$977	$—

(12) Transactions with Related Parties and Major Customers (Continued)

	2001	2000
Trade Receivables:
Hutchison Telecommunications Group	$5,429	$5,050
Nortel Networks	384	5,487
ADC Telecommunications/Microcellular Systems, Ltd.(1)	—	434

	$5,813	$10,971

(1)
Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999, and was acquired by the Company in July 2000 (see Note 5).

(2)
Denotes a related party of the Company.

(13) Commitments

(a) Operating Lease Commitments

    The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates ranging from February 2001 to June 2006. Future minimum lease payments as of June 30, 2001 are as follows (in thousands):

Year ending June 30
2002	$5,129
2003	3,819
2004	3,598
2005	2,609
2006	1,152

Total minimum lease payments	$16,307

    The Company's facilities in Redwood City were subleased during March 2000 and the payments of approximately $1.7 million received from the subleases will cover the Company's proportionate costs to the landlord under the existing lease. The subleases will terminate at the same time that our lease ends on September 30, 2002.

    Rent expense was approximately $4.0 million, $1.95 million, and $0.96 million for the years ended June 30, 2001, 2000, and 1999, respectively. The Company recorded a restructuring charge of $6.6 million in the fourth quarter of fiscal 2001, principally for the closure of facilities (see Note 8).

(b) Contract Manufacturers

    The Company generally commits to purchase products from its contract manufacturers to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of June 30, 2001, the Company had committed to make purchases totaling $2.6 million from these manufacturers in the next 60 days. In addition, in specific instances, the Company may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. There are currently no associated losses related to the purchase commitments.

(14) Litigation

    In June 2001, the Company settled the case of interWAVE Communications International Ltd. v. JetCell Corp., which alleged JetCell's misappropriation of trade secrets and patent infringement of the Company's United States Patent Nos. 5,734,979 and 5,818,824, and entered into a limited patent cross license with Cisco Systems, Inc., which acquired JetCell after the lawsuit was filed.

    The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is not currently involved in any material legal proceedings.

(15) Employee Benefit Plans

    The Company maintains a 401(k) defined contribution benefit plan that covers all U.S. employees who have attained the age of at least 20.5 years. This plan allows employees to defer up to 20% of their pretax salary in certain investments at the discretion of the employee. In addition, effective July 1, 1999, the Company amended the Plan to provide for a 100% vested Employer Matching Contribution equal to 10% of the amount a participant elects to defer as an elective contribution to the Plan up to a maximum of $1,000 during a plan year. The Company had matching contributions to the Plan of $115,000 and $48,000 for the years ended June 30, 2001 and 2000, respectively, however, no matching contributions were made during the year ended June 30, 1999.

    The Company has a Employee Stock Purchase Plan ("ESPP"), under which eligible employees may authorize payroll deductions of up to 15 percent of their compensation, as defined, to purchase common shares at a price of 85 percent of the lower of the fair market value as of the beginning or the end of the offering period.

(16) Segment Information

    The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is the chief executive officer ("CEO"). Prior to June 7, 2001, the financial information reviewed by the CEO was identical to the information presented in the accompanying statements of operations. Since the acquisition of Wireless, Inc. (see Note 5), the Company has determined that it operates in two operating segments: GSM and broadband. GSM products provide infrastructure equipment and software using GSM to support an entire wireless network within a single, compact enclosure. Broadband products include our high-speed wireless access systems, which enable international and domestic Internet and communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers.

    Due to the nature of our business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the fiscal years 2001, 2000, and 1999 is based on our customers' location. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year.

    Reportable segment information for each segment is as follows (in thousands):

	Years Ended June 30,
	2001	2000	1999
Net Revenues
GSM:
North America	$3,684	$3,580	$3,449
Europe	13,200	12,052	11,041
Asia	7,395	14,507	2,803

Total GSM	24,279	30,139	17,293

Broadband:
North America	522	—	—
Latin America	1,563	—	—
Europe	65	—	—
Asia	103	—	—

Total Broadband	2,253	—	—

	$26,532	$30,139	$17,293

Segment loss before income taxes
GSM	$92,949	$28,312	$24,355
Broadband	863	—	—

Total	$93,812	$28,312	$24,355

Depreciation and amortization
GSM	$12,957	$3,669	$3,497
Broadband	102	—	—

Total	$13,059	$3,669	$3,497

Net interest income (expense)
GSM	$6,297	$2,059	$(2,167)
Broadband	(2)	—	—

Total	$6,295	$2,059	$(2,167)

Income tax expense
GSM	$324	$99	$113
Broadband	—	—	—

Total	$324	$99	$113

Total assets
GSM	$94,639	$175,653
Broadband	36,235	—

Total	$130,874	$175,653

    Net property and equipment by country were as follows (in thousands):

	June 30,
	2001	2000
North America	$10,596	$6,008
Latin America	24	—
Europe	543	117
Asia	1,471	736

	$12,634	$6,861

(17) Subsequent Events (unaudited)

    In July 2001, the Company offered to exchange all employee stock options granted after August 1, 1999 for new options to be granted on February 12, 2002. The Company filed Schedule TO (Tender Offer Statement) with the Securities and Exchange Commission. The offer expired on August 8, 2001. 363,750 options at an average exercise price of $14.20 will be exchanged by a total of 25 employees. None of the options exchanged were granted in the six months prior to the acceptance of the offer to exchange their options.

    In August 2001, the Company announced the appointment of Cal R. Hoagland as chief financial officer. Mr. Hoagland succeeded Mr. Thomas W. Hubbs, retiring chief financial officer, who will remain as a part-time employee and special adviser to the Board.

    In September 2001, the Company renegotiated the operating lease commitment for the Menlo Park, California facility and prepaid 18 months of lease payments at significantly reduced rates. At the end of the 18 months, the Company will continue to make lease payments based on the original operating lease terms until its expiration in December 2004.

Item 8. Unaudited Consolidated Supplementary Data

    The following table sets forth certain unaudited condensed consolidated statement of operations data for each quarter of 2000 and 2001. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring and other adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

	Quarters Ended
	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000	Dec. 31, 1999	Sept. 30, 1999
	(in thousands)
Total revenues	$5,234	$2,979	$7,859	$10,460	$9,737	$7,995	$7,030	$5,377
Cost of revenues	11,136	3,490	5,296	5,924	5,647	4,948	4,179	3,973
Net loss attributable to common shares outstanding	(54,006)	(17,445)	(12,421)	(10,264)	(5,285)	(6,615)	(7,033)	(11,525)
Basic and diluted net loss per share	(1.07)	(0.36)	(0.26)	(0.22)	(0.11)	(0.19)	(1.14)	(2.10)
Shares used to compute basic and diluted net loss per share	50,548	48,786	48,625	47,682	46,582	34,231	6,182	5,480

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended June 30, 2001. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1) Financial Statements

    The Financial Statements required by this item, with the independent auditors' report, are submitted in a separate section beginning on page 57 of this report.

    (2)
    Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2001, 2000, 1999
(in thousands)

Description	Balance Beginning of Year	Additions		Deductions		Balance End of Year
2001:
Reserve deducted from assets:
Allowance for doubtful trade receivables	$634	$8,523	(b)	$—		$9,157
2000:
Reserve deducted from assets:
Allowance for doubtful trade receivables	$255	$848		$(469	)(a)	$634
1999:
Reserve deducted from assets:
Allowance for doubtful trade receivables	$125	$228		$(98	)(a)	$255

(a)
Accounts charged off.
(b)
Included $1,272 assumed from the acquisition of Wireless, Inc.

    All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (3)
    Exhibits

    See Exhibit Index at page 89 of this Form 10-K.

    On June 22, 2001, the Company filed a Current Report on Form 8-K announcing the completion of its acquisition of Wireless, Inc.

    On August 21, 2001, the Company filed an amendment to the Current Report on Form 8-K originally filed on June 22, 2001, disclosing historical financial statements of Wireless, Inc. and the unaudited pro forma financial information listed below:

    1.
    Audited balance sheets of Wireless, Inc. as of December 31, 2000 and 1999, and the statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.
    2.
    Unaudited balance sheets of Wireless, Inc. as of March 31, 2001 and the unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2001.
    3.
    Unaudited Pro Forma Condensed Combined Balance Sheet as of March 31, 2001.
    4.
    Unaudited Pro Forma Condensed Combined Statements of Operations for the nine months ended March 31, 2001 and the twelve months ended June 30, 2000.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD.
ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

Exhibits	Description
3.2(1)	Amended and Restated By-laws of the Registrant
3.3(1)	Memorandum of Association
10.1(1)	Form of indemnification agreement
10.2(1)	1994 Stock Plan and form of stock option agreement and restricted stock purchase agreement
10.3(1)	1999 Option Plan and form of subscription agreement
10.4(1)	1999 Share Purchase Plan and form of subscription agreement
10.5(1)	Lease between Marina Investments, Inc. and interWAVE Communications Inc., dated February 15, 1999
10.6(1)	OEM purchase agreement between Registrant and Nortel Networks Corporation, dated March 27, 1998
10.7(1)	Purchase/resale agreement between Registrant and ADC Telecommunications, Inc., dated February 27, 1997
10.8(1)	Assignment agreement among ADC Telecommunications, Inc., Microcellular Systems, Ltd. and the Registrant, dated May 13, 1999
10.9(1)	Joint development agreement between Registrant and ADC Telecommunications Inc., dated September 4, 1998
10.10(1)	Offer of employment between Registrant and Ian V. Sugarbroad
10.11(1)	Offer of employment between Registrant and Thomas W. Hubbs
10.13(1)	Amended and Restated Rights Agreement by and among Registrant and certain shareholders, dated in August 1999
10.14(1)	Form of warrant by and between Registrant and Intasys Corporation
10.15(1)	Form of warrant by and between Registrant and MediaTel Capital
10.16(1)	Form of warrant by and between Registrant and Nortel Networks Corporation
10.17(1)	Patent license agreement by and between Registrant and Nortel Networks Corporation
10.18(1)	Technical information agreement by and between Registrant and Nortel Networks Corporation
10.19(1)	Value-added services agreement between Registrant and Pemstar, Inc.
10.20(1)	Distribution and OEM agreement by and between Registrant and Alcatel, dated October 27, 1999
10.21(1)	Lease between Tyco Electronics Corporation and interWAVE Communications, Inc., dated November 24, 1999
10.22(1)	Base Station System Agreement by and between Registrant and Lanka Cellular Services (PTV) Limited, dated December 1999
10.23(2)	2001 Supplemental Stock Option Plan and form of subscription agreement.
21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

(1)
Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

(2)
Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-8 (File No. 333-64854) filed on July 10, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Menlo Park, State of California, on September 27, 2001.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
By:	/s/ PRISCILLA M. LU Priscilla M. Lu Chief Executive Officer

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

Signature	Title	Date
/s/ PRISCILLA M. LU Priscilla M. Lu	Authorized Representative	September 27, 2001
/s/ PRISCILLA M. LU Priscilla M. Lu	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 27, 2001
/s/ IAN V. SUGARBROAD Ian V. Sugarbroad	President	September 27, 2001
/s/ THOMAS W. HUBBS Thomas W. Hubbs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2001
/s/ THOMAS R. GIBIAN Thomas R. Gibian	Director	September 27, 2001
/s/ WILLIAM E. GIBSON William E. Gibson	Director	September 27, 2001
/s/ DENNY KO Denny Ko	Director	September 27, 2001
/s/ NIEN DAK SZE Nien Dak Sze	Director	September 27, 2001
/s/ ANDREW C. WANG Andrew C. Wang	Director	September 27, 2001

QuickLinks

interWAVE Communications International, Ltd. 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosures About Market Risks
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share data)
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share data)
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements Fiscal Years ended June 30, 2001, 2000 and 1999
  Item 8. Unaudited Consolidated Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 2001, 2000, 1999 (in thousands)
INDEX TO EXHIBITS
SIGNATURES
POWER OF ATTORNEY