Form 10-Q
period 2001-09-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2001-11-09
CIK 1095478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-1095478

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.

 (Exact name of registrant as specified in its charter)

BERMUDA	98-0155633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

CLARENDON HOUSE, 2 CHURCH STREET
P.O. BOX HM 1022
HAMILTON HM DX, BERMUDA	NOT APPLICABLE
(Address of principal executive offices)	(Zip code)

(441) 295-5950
(Registrant’s telephone number including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒      NO   ☐

As of November 1, 2001, 55,878,075 shares of Registrant’s common stock, $0.001 par value, were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2001	June 30, 2001
ASSETS	(unaudited )
Current assets:
Cash and cash equivalents	$15,972	$25,974
Short-term investments	12,938	20,012
Restricted cash	2,808	1,489
Trade receivables, net of allowance of $10,180 and $9,157 as of September 30, 2001 and June 30, 2001, respectively	12,513	14,775
Inventories	27,322	27,263
Prepaid expenses and other current assets	3,494	3,287
Total current assets	75,047	92,800

Property and equipment, net	11,609	12,634
Intangibles, net	22,925	23,421
Other assets	1,957	2,019
Total assets	$111,538	$130,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,544	$12,232
Accrued expenses	17,518	19,885
Notes payable	399	453
Other current liabilities	1,653	1,915
Total current liabilities	28,114	34,485
Other long-term liabilities	3,028	3,178
Total liabilities	31,142	37,663

Shareholders’ equity:
Common shares, $0.001 par value; 100,000,000 authorized; issued and outstanding 55,673,897 and 55,528,709 shares as of September 30, 2001 and June 30, 2001, respectively	56	56
Additional paid-in capital	329,538	329,656
Deferred stock compensation	(1,834)	(2,305)
Services receivable from shareholders	(447)	(444)
Accumulated other comprehensive income	588	570
Accumulated deficit	(247,505)	(234,322)
Total shareholders’ equity	80,396	93,211
Total liabilities and shareholders’ equity	$111,538	$130,874

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2001	2000
	(unaudited)
Net revenues	$9,796	$10,460
Cost of revenues	7,688	5,924
Gross profit	2,108	4,536
Operating expenses:
Research and development	6,130	6,717
Selling, general and administrative	7,324	7,479
Amortization of deferred stock compensation*	220	1,293
Amortization of intangible assets	1,579	758
In-process research and development	—	407
Restructuring charges	442	—
Total costs and expenses	15,695	16,654
Operating loss	(13,587)	(12,118)
Interest income	605	2,047
Interest expense	(64)	(45)
Other income (expense), net	(60)	(139)
Net loss before income taxes	(13,106)	(10,255)
Income tax expense	(77)	(9)
Net loss	$(13,183)	$(10,264)

Basic and diluted loss per share	$(0.24)	$(0.22)
Weighted average common shares used in computing loss per share	55,602	47,682

*Amortization of deferred stock compensation:
Cost of revenues	$14	$164
Research and development	90	730
Selling, general and administrative	116	399
Total	$220	$1,293

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	September 30,
	2001	2000
	(unaudited)

Net cash used in operating activities	$(16,566)	$(10,035)

Cash flows from investing activities:
Sale of short-term investments	7,074	20,315
Business acquisitions and minority investments	—	(8,022)
Purchases of property and equipment	(1,122)	(2,363)
Investment in licensed technologies	(63)	(522)
Net cash provided by investing activities	5,889	9,408

Cash flows from financing activities:
Principal payments received on notes receivable	816	—
Principal payments on notes payable and leases	(204)	(1,312)
Proceeds from exercise of options and warrants	48	478
Other	15	55
Net cash provided by (used in) financing activities	675	(779)

Effect of exchange rate changes on cash and short-term investments	—	30

Net decrease in cash and cash equivalents	(10,002)	(1,376)
Cash and cash equivalents at beginning of period	25,974	43,813
Cash and cash equivalents at end of the period	$15,972	$42,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$64	$45
Non-cash investing and financing activities:
Common shares issued for acquisitions	—	$7,265
Equipment invested in minority investments	—	$1,034
Warrants issued to third parties	$107	—

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented.  The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles as adopted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.

The Company’s fiscal periods end on the Friday nearest the calendar month end.  For presentation purposes the accompanying consolidated financial statements and notes refer to the calendar month end.  In November 2001, the Company changed its fiscal periods from the Friday nearest the calendar month end to the actual calendar month end.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2001.  Certain prior period balances have been reclassified to conform to current period presentation.  The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002.

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

2.   RECENT ACCOUNTING PRONOUCEMENTS

                In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 will not have an impact on the financial position, results of operations, or cash flows of the Company. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company plans to adopt SFAS Nos. 141 and 142 for its fiscal year beginning July 1, 2002.  Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill (approximately $0.7 million per quarter) that resulted from business combinations completed prior to the adoption of SFAS No. 142.

                In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation.  SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company expects to adopt SFAS Nos. 143 and 144 for its fiscal year beginning July 1, 2002.  The effect of adopting these statements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

3.   COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity (net assets) during a period from non–owner sources.  Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the net unrealized gains (losses) on available–for–sale securities, and the cumulative foreign currency translation adjustment.

The components of the Company’s total comprehensive loss were (in thousands):

	Three Months
	Ended September 30
	2001	2000
	(unaudited)
Net loss	$(13,183)	$(10,264)
Foreign currency translation adjustments	—	174
Unrealized gain on investments	18	37
Total comprehensive loss	$(13,165)	$(10,053)

4.   INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2001	June 30, 2001
	(unaudited)

Work in process	$18,620	$18,514
Finished goods	8,057	8,085
Consignment inventory	645	664
	$27,322	$27,263

5.   BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin (“SAB”) No. 98.  The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period.  All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

The computations of loss per share are as follows (in thousands, except per share data):

	Three Months
	Ended September 30,
	2001	2000
	(unaudited)

Net loss	$(13,183)	$(10,264)
Weighted average common shares outstanding	55,602	47,682
Basic and diluted loss per share	$(0.24)	$(0.22)

6.   CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2001	June 30, 2001
	(unaudited)
Cash and cash equivalents:
Cash	$7,984	$2,230
Money market funds	5,439	5,413
Commercial paper	2,549	18,331
	$15,972	$25,974

                As of September 30, 2001 and 2000, the Company had restricted cash in the amount of $2.8 million and $1.5 million, respectively.   Restricted cash includes standby letters of credit and cash held in escrow for certain employee retention bonuses.  Restricted cash is classified separately on the balance sheet in current assets.

7.   TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

The Company engaged in business transactions with investors and major customers resulting in the following revenue (in thousands):

	Three Months Ended September 30,
	2001	2000
	(unaudited)
Revenue:
Hutchison Telecommunications Group**	$2,693	$351
Campus Link	—	2,706
Barakatt Telecommunications	—	1,938
Electronia	—	1,576
Nortel Networks**	—	975

These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Three Months Ended September 30,
	2001	2000
Revenue:	(unaudited)
Hutchison Telecommunications Group**	27%	*
Campus Link	—	26%
Barakatt Telecommunications	—	19%
Electronia	—	15%

* Less than 10%

** Investors of the Company

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables.  The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

The following table summarizes information relating to the Company’s significant customers with balances greater than 10% of trade receivables as of:

	September 30, 2001	June 30, 2001
Trade Receivables:	(unaudited)
Hutchison Telecommunications Group**	16%	19%
Campus Link	12%	12%
Nortel Networks**	*	17%

* Less than 10%

** Investors of the Company

8.   COMMITMENTS

(a)  OPERATING LEASE COMMITMENTS

The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates ranging from March 2002 to June 2006. Future minimum lease payments as of September 30, 2001 are as follows (in thousands):

Fiscal years ending:
2002	$3,836
2003	3,690
2004	3,545
2005	2,628
2006	1,153
Total minimum lease payments	$14,852

                The Company’s facilities in Redwood City were subleased during March 2000 and the payments of approximately $1.7 million received from the subleases will cover the Company’s proportionate costs to the landlord under the existing lease. The subleases will terminate at the same time that our lease ends on September 30, 2002.

                In September 2001, the Company renegotiated the operating lease commitment for the Menlo Park, California facility and prepaid 18 months of lease payments at significantly reduced rates. At the end of the 18 months, the Company will continue to make lease payments based on the original operating lease terms until its expiration in December 2004.

(b)  CONTRACT MANUFACTURERS

                The Company generally commits to purchase products from its contract manufacturers covered by forecasts with cancellation fees. As of September 30, 2001, the Company had committed to make purchases totaling $6.7 million from these manufacturers in the next 12 months.  At the same time, the Company has provided a $2.6 million reserve for commitment cancellations for the next 12 months.

9.   GEOGRAPHIC SEGMENT INFORMATION

                The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision–maker is the chief executive officer (“CEO”). Prior to June 7, 2001, the financial information reviewed by the CEO was identical to the information presented in the accompanying statements of operations. Since the acquisition of Wireless, Inc. on June 7, 2001, the Company has determined that it operates in two operating segments: GSM and broadband. GSM products provide infrastructure equipment and software using GSM to support an entire wireless network within a single, compact enclosure. Broadband products include our high-speed wireless access systems, which enable international and domestic Internet and communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers.

                Due to the nature of our business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the three-month periods ended September 30, 2001 and 2000 is based on our customers’ location. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

                Reportable segment information for each segment is as follows (in thousands):

	Three months ended
	September 30,
	2001	2000
Net Revenues
GSM:
North America	$1,632	$1,737
Latin America	2,397	–
Europe	2,299	7,915
Asia	552	808
Total GSM	6,880	10,460

Broadband:
North America	515	–
Latin America	2,027	–
Europe	194	–
Asia	180	–
Total Broadband	2,916	–
	$9,796	$10,460

Segment loss before income taxes
GSM	$11,676	$10,255
Broadband	1,430	–
Total	$13,106	$10,255

Depreciation and amortization
GSM	$3,382	$2,447
Broadband	344	–
Total	$3,726	$2,447

Net interest income (expense)
GSM	$559	$2,002
Broadband	(18)	–
Total	$541	$2,002

Income tax expense
GSM	$77	$9
Broadband	–	–
Total	$77	$9

	September 30, 2001	June 30, 2001
Total assets
GSM	$78,638	$94,639
Broadband	32,900	36,235
Total	$111,538	$130,874

                Net property and equipment by country were as follows (in thousands):

	September 30,	June 30,
	2001	2001
North America	$9,396	$10,596
Latin America	66	24
Europe	571	543
Asia	1,576	1,471
	$11,609	$12,634

10.   RESTRUCTURING CHARGES

                In accordance with the Company’s plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, the Company recorded an additional restructuring charge of $0.4 million in the first quarter of fiscal 2002, summarized as follows (in thousands):

Restructuring

Restructuring

	Accrual as of

Non-cash

				Cash	Accrual as of
	June 30, 2001

Additions

			Charges	Payments	September 30, 2001
Future lease payments related to Abandoned facilities	$5,986	$–	$–	$(507)	$5,479
Abandoned leasehold improvements	595	–	–	–	595
Workforce reduction	–	442	–	(214)	228
Total	$6,581	$442	$–	$(721)	$6,302

                During the first fiscal quarter of 2002, the Company has reduced its workforce by 31 employees or 8%.  The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through October 2004.  The remaining restructuring accrual for workforce reduction of $0.2 million is expected to be paid out by December 2001.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q which are not historical facts are “forward-looking statements” that are subject to known and unknown risks and uncertainties that could cause the results of interWAVE Communications International, Ltd. to differ materially from management’s current expectations.  These risks and uncertainties include, but are not limited to, the risks relating to interWAVE’s history of losses, the expectation of future losses, reliance on a small number of customers, reliance on the purchase commitments of large customers, complexity of products, difficulties in introducing new or enhanced products, compliance with regulations and evolving industry standards, long sales cycles, intense competition, sales to China, management of global operations, the ability to retain and motivate key employees, the ability to integrate acquired companies, the effects of a natural disaster and the Risk Factors discussed in the initial public offering prospectus dated January 28, 2000, the annual report on Form 10-K and in the filings and reports made from time to time by interWAVE with the Securities and Exchange Commission.  We cannot assure you that future results will be achieved, and actual results could differ materially from expectations, forecasts and estimates.  interWAVE assumes no obligation to update any forward-looking statements, which speak only as of their respective dates.  Important factors that could cause actual results to differ materially are discussed in the section “Risk Factors” included in our prospectus dated January 28, 2000 and Form 10-K dated September 27, 2001.  You are encouraged to review such risk factors carefully.

OVERVIEW

                We provide compact wireless communications systems for the GSM market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems were initially deployed to add capacity and coverage to existing systems, primarily in Asia. Deployments of community networks began in 1998, primarily in China and Africa. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $9.8 million and $10.5 million for the three-month periods ended September 30, 2001 and 2000, respectively. We incurred net losses of $13.2 million and $10.3 million for the three-month periods ended September 30, 2001 and 2000, respectively. As of September 30, 2001, we had an accumulated deficit of $247.5 million.

                We operate in two business segments–GSM and broadband products. We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 53% and 79% of net revenues for the first three months of fiscal 2002 and 2001, respectively. Other revenues were derived primarily from other equipment sales and installation services.

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

                Currently, our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand–alone basis or integrate them with their systems and by our direct sales force.  The components of sales by channel are as follows:

	Three Months Ended
	September 30, 2001	September 30, 2000
Direct sales to wireless providers	70%	55%
System integrators	29%	27%
Communication equipment providers	1%	18%

Our high-speed, or broadband, wireless systems enable international and domestic communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers. These products were the result of our acquisition of Wireless Inc. in June 2001. Our systems are designed as an alternative to fiber optic, copper–based and cable–based communication transmission methods and allow a service provider to use the broadband products for infrastructure buildouts or to rapidly deliver high-speed Internet access in a service area.  Broadband products represent 30% of our revenue for the quarter ended September 30, 2001.

Net revenues outside the United States represented approximately 78% and 83% of total net revenues for the three months ended September 30, 2001 and 2000, respectively.  We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States.  We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent.  We have recorded compensation expense for our option grants.  The expense is equal to the excess of the fair market price on the date of grant or sale over the option exercise price.  Of the total deferred compensation, approximately $0.2 million and $1.3 million was amortized in the three months ended September 30, 2001 and 2000, respectively. The balance in deferred compensation of $1.8 million as of September 30, 2001 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

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

                The most prevalent emerging third generation (“3G”) standards of wireless communications are essentially forms of CDMA, but the Universal Mobile Telephony Services (“UMTS”) form of 3G is built upon a GSM base. Rather than subtracting from the market appeal of GSM, early indications are that more carriers may deploy GSM prior to their deployment of 3G because some elements of GSM are used by a prevalent form of 3G. Ultimately, however, 3G may become the dominant wireless standard, so that we must be competitive in offering a 3G product to assure acceptance of our wireless voice and data products in the marketplace.

                Our industry is intensely competitive, and many of our competitors are major telecommunications equipment providers with resources that are significantly greater than ours. In addition to competitive pressures, we will also likely encounter declining sales prices and profit margins over time as products mature.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended
	September 30,
	2001	2000
	(unaudited)
Net revenue	100.0%	100.0%
Cost of revenue	78.5	56.6
Gross margin	21.5	43.4

Operating expenses:
Research and development	62.6	64.2
Selling, general and administrative	74.8	71.5
Amortization of deferred stock compensation	2.2	12.4
Amortization of intangible assets	16.1	7.2
In-process research & development	—	3.9
Restructuring charges	4.5	—

Operating loss	(138.7)	(115.9)
Interest income, net	5.5	19.1
Other expense, net	(0.6)	(1.2)
Income taxes	(0.8)	(0.1)
Net loss	(134.6)%	(98.1)%

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET REVENUES

Total revenues decreased 6% from $10.5 million in the first quarter of fiscal 2001 to $9.8 million in the first quarter of fiscal 2002.  This decrease was primarily due to decreased sales to communications systems providers which decreased from $1.9 million to $0.1 million, offset by increased sales to wireless service providers, which increased from $5.8 million in the first quarter of fiscal 2001 to $6.9 million in the first quarter of fiscal 2002.

GROSS MARGIN

Gross margin decreased to 22% in the first quarter of fiscal 2002 from 43% in the first quarter of fiscal 2001.  The decrease in gross margin reflects our lower-margin broadband product revenues recognized subsequent to the Wireless, Inc. acquisition in June 2001, and our overall reduced selling prices and higher fixed costs of operations and field services in relation to the overall revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $0.6 million and 10% to $6.1 million in the first quarter of fiscal 2002 from $6.7 million in the same period of fiscal 2001.   The decrease is  primarily due to a decrease of $1.6 million in decreased labor costs as a result of a $0.8 million decrease in personnel in interWAVE GSM core program development activities as well as a $0.8 million decrease in retention costs associated with prior year’s Microcellular Systems Limited and 3C Limited acquisitions.  The $1.6 million decrease in labor costs is offset by a $0.8 million in increased labor spending associated with the Wireless, Inc. acquisition in June 2001.

Overall research and development expenses associated with the Wireless acquisition for the quarter is $1.5 million with the core GSM business development activities declining per the above by a total of $2.1 million resulting in a net decrease of $0.6 million for the quarter compared to the year-ago quarter.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased $0.2 million and 2% in the first quarter of fiscal 2002 compared to the same period of fiscal 2001.  The primary decrease is attributed to a reduction of $2.3 million in bad debt expense.  The decrease is offset by multiple spending increases including labor-related spending, which increased $1.5 million over the prior year’s quarter as a result of increased personnel associated with our direct selling profile and with the addition of Wireless, Inc.  personnel after the June 2001 acquisition.  Other increases include a $0.2 million in additional travel expense, and $0.4 million in additional legal and professional fees, investor and public relations expense, communications and other miscellaneous expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

Amortization of deferred stock compensation decreased 83% to $0.2 million in the first quarter of fiscal 2002 from $1.3 million in the first quarter of fiscal 2001.  Decrease in amortization of deferred stock compensation was primarily due to credits applied to amortization expenses as a result of reduction in forces which took place during the first quarter of fiscal 2002.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of goodwill and purchased intangible assets was $1.6 million for the first quarter of fiscal 2002.  These assets are primarily related to the Company’s acquisition of Wireless, Inc. during the last fiscal quarter of 2001.

IN PROCESS RESEARCH AND DEVELOPMENT

                The Company did not make any acquisitions during the first quarter of fiscal 2002, and accordingly, no in process research and development expenses were recorded.  The $0.4 million in process research and development expense in the first fiscal quarter of 2001 relates to the Company’s acquisition of Microcellular Systems Limited in July 2000.

RESTRUCTURING CHARGES

                In accordance with the Company’s plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, the Company recorded an additional restructuring charge of $0.4 million in the first quarter of fiscal 2002.  See Note 10 for details.

INTEREST INCOME

We had interest income in the fiscal quarter ended September 30, 2001 of $0.6 million compared to $2.0 million for the first fiscal quarter of 2001, which decrease was attributable to the continuing reduction of cash and investments from the Company’s use of funds for operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $16.6 million for the first three months of fiscal 2002, and $10.0 million for the same period during fiscal 2001.  Net cash used in operating activities in the first three months of fiscal 2002 included our net loss of $13.2 million, a decrease in accounts payable of $3.7 million, and a decrease in accrued liabilities of $3.3 million, offset by a $2.2 million decrease in trade receivables, and depreciation expense of $1.4 million.

Net cash provided by investing activities was $5.9 million for the first three months of fiscal 2002 and net cash provided by investing activities was $9.4 million for the same period in the prior year resulting in a decrease of $3.5 million.  The cash provided in fiscal 2002 primarily resulted from the sale of $7.1 million in short-term investment securities to fund the Company’s normal operations offset by the purchase of property and equipment of $1.1 million.  In the first three months of fiscal 2001, our investing activities primarily resulted from the sale of $20.3 million in short-term securities used to fund $8.0 million in acquisitions and $10.0 million in operations.

                Net cash provided by financing activities was $0.7 million for the first three months of fiscal 2002 and net cash used in financing activities was $0.8 million for the same period during fiscal 2001 resulting in a $1.5 million increase.  In the first three months of fiscal 2001, our financing activities primarily consisted of principal payments on notes payable and capital leases, while our financing activities in the first three months of fiscal 2002 consisted primarily of principal payments received on notes receivable in the amount of $0.8 million, offset by payments made on notes payable of $0.2 million.

                Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2005. As of September 30, 2001, we had $14.9 million in future operating lease commitments and $52,000 of equipment financing.  In September 2001, we renegotiated our operating lease commitment for our Menlo Park, California facility and prepaid 18 months of lease payments at significantly reduced rates. At the end of the 18 months, we will continue to make lease payments based on the original operating lease terms until its expiration in December 2004. In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements.

                Summary of Liquidity.  We believe that the existing cash, cash equivalents and short-term investments, in addition to funds available under committed credit facilities, will be sufficient to meet our working capital requirements through the end of fiscal 2002. However, the risk factors discussed below could adversely affect our cash position. Our operating activities have utilized more cash than they have generated historically and we continue to fund a significant research and development activity. Our ability to control costs and reduce fixed expenses will materially affect our liquidity. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financing or from other sources.

RISK FACTORS

Set forth below and elsewhere in this Form 10-Q and in the other documents that we file with the Securities and Exchange Commission, including the prospectus dated January 28, 2000 and the Annual Report on Form 10-K dated September 27, 2001, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report.

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

                As of September 30, 2001, we had an accumulated deficit of $247.5 million. We incurred net losses of approximately $13.2 million and $10.3 million in the first fiscal quarters ended September 30, 2001 and 2000, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

We must manage our growth successfully, including the integration of recently–acquired companies, in order to achieve our desired results.

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

                A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues in the three most recent fiscal years were as follows:

	Three Months Ended
	September 30,
	2001	2000
Hutchison Telecommunications Group**	27%	*
Campus Link	–	26%
Barakatt Telecommunications	–	19%
Electronia	–	15%

* Less than 10%

** Investors of the Company

                Hutchison Telecommunications Group is one of our principal shareholders.  We expect that the majority of our revenues will continue to depend on sales to a small number of customers. If any key customers experience a downturn in their business or shift their purchases to our competitors, our revenues and operating results would decline. Some of our key customers have experienced a severe downturn in their business. The telecommunications market in general has suffered a severe downturn that has adversely affected our business.

Our minimum purchase commitments from Nortel Networks and Alcatel were renegotiated and significantly reduced. Nortel has not had a minimum purchase commitment since December 2000 and is no longer distributing our products. Alcatel’s reduced commitment ends December 31, 2001.

                Nortel Networks and Alcatel had minimum purchase commitments under their respective agreements. In the past we relied in part on these commitments in forecasting production quantities each quarter. We have also committed to Nortel Networks and Alcatel that we will maintain quality, delivery, performance and design standards for our systems. As a result, we had the risk of carrying excess inventory if Nortel Networks and Alcatel failed to meet their commitments or if we failed to meet ours. From time to time, we have failed to deliver certain product features by specific milestone dates and, as a result, we renegotiated downward minimum quarterly commitments with Nortel Networks for calendar years 2000 and 1999. Nortel Networks did not meet the renegotiated commitments for seven of the eight quarters ended September 30, 2001. Alcatel did not meet the purchase commitments for the year ended June 30, 2001. Nortel has not had any future quarterly purchase commitments since December 2000. Nortel discontinued distribution of our products as of June 2001. We have as of February 23, 2001 renegotiated and significantly reduced the calendar year 2001 purchase commitments with Alcatel. Alcatel has not met the reduced purchase commitment. Alcatel’s reduced purchase commitments will end December 31, 2001.

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

                There are risks associated with our dependence on contract manufacturers, including the contract manufacturer’s control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If we are unable to obtain our products from manufacturers on schedule, revenues from the sale of those products may be delayed or lost, and our reputation, relationship with customers and our business could be harmed. In addition, in the event that a contract manufacturer must be replaced, the disruption to our business and the expense associated with obtaining and qualifying a new contract manufacturer could be substantial. If problems with our contract manufacturers cause us to miss customer delivery schedules or result in unforeseen product quality problems, we may lose customers. As a result, our revenues and our future growth prospects would likely decline.

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

                An international consortium of standards bodies has established the specifications for the third generation (“3G”) wireless standard, and is further working to establish the specifications of a future wireless standard and its interoperability with existing standards. Any failure of our products to comply with 3G or future standards could delay their introduction and require costly and time consuming engineering changes. After the future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future. As a result, we may be unable to achieve or sustain profitability.

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

                Our sales cycle is typically long and unpredictable, making it difficult to plan our business. The long sales cycle also requires us to invest resources in a possible transaction that may not be recovered if we do not successfully conclude the transaction. Factors that affect the length of our sales cycle include:

•         time required for testing and evaluation of our products and third–party products before they are deployed in a network;

•         time to design the network;

•         size of the deployment;

•         complexity of the customer’s network environment;

•         time for approval of the transaction with the customer’s internal procedures; and

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

•         changes in currency exchange rates which may make our U.S. dollar–denominated products less competitive in global markets; and

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

                As of September 30, 2001, our PRC customers accounted for 10% of our accounts receivable. Sales in China pose significant additional risks, which include:

•         potential inability to enforce contracts or take other legal action, including actions to protect intellectual property rights;

•         difficulty in collecting revenues and risks related to fluctuations in currency exchange rates, particularly when sales are denominated in the local currency rather than in U.S. dollars;

•         changes in U.S. foreign trade policy towards China which may restrict our ability to export products to or make sales in China, and similar changes in China’s policy regarding the U.S.; and

•         changes in government regulation affecting companies doing business in China, either through export sales or local manufacturing operations.

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

Claims that we infringe third–party intellectual property rights could result in significant expenses and restrictions on our ability to sell our products in particular markets.

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

We may not be able to license necessary third–party technology or it may be expensive to do so.

                From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We have licensed software for use in our products from Lucent Technologies, TCSI Inc., Trillium Digital Systems Inc., and Wind River Associates. We cannot assure you that third– party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third–party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could seriously harm our competitive position, revenues and growth prospects.

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

                We may require additional funding, which may not be available on terms which are favorable to us, or may not be available at all. Currently, we have a $5 million credit facility with Wells Fargo Bank and two credit facilities amounting to $2 million for our subsidiary in Europe with Royal Bank of Scotland. We do not have any other lines of credit. If we issue equity securities, existing shareholders may experience dilution or the new equity securities may have rights, preferences and privileges senior to those of existing shareholders. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common shares. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. See “Use of Proceeds,” “Dilution” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for more information on our capital requirements and requirements for liquidity.

We may have increased losses if our subtenants do not pay us the rent for the subleases for office space we are obligated to rent.

                We subleased office space in Redwood City, California to subtentants. Our subtenants have not paid us the rent for the months of October and November 2001. If we do not receive rent from these subtenants, we will collect the unpaid rent from the security deposits for the subleases. However, the security deposits do not fully secure the rent for the remainder of the terms of the subleases. If we are unable to collect the rent from these subtenants, whose businesses have declined or failed, and if we are unable to find new subtenants, then we may have unoccupied office space for which we are obligated to pay rent of approximately $54 thousand per month until September 2002.

Control by our existing shareholders could discourage the potential acquisition of our business.

                As of September 11, 2001, our executive officers, directors and 5% or greater shareholders and their affiliates owned 15.5 million shares or approximately 27.8% of our outstanding common shares. Acting together, these shareholders would be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

Our by-laws may discourage potential acquisitions of our business.

                Some of our by-laws and Bermuda law may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. This may reduce the market price of our common shares. A summary of these provisions is included in “Description of Share Capital–Antitakeover Effects of Some Provisions of Memorandum of Association and By-laws.”

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

                Except for our United States subsidiary, we do not consider ourselves to be engaged in a trade or business in the United States. Our United States subsidiary is subject to United States taxation on its worldwide income, and dividends from our United States subsidiary are subject to United States witholding tax. We and our non-U.S. subsidiaries would, however, be subject to United States federal income tax on income related to the conduct of a trade or business in the U.S. If we were determined to be subject to United States taxation, our financial results would be significantly harmed. We cannot assure you that the Internal Revenue Service will not contend that our Bermuda–based operations are engaged in a United States trade or business and, therefore, are subject to United States income taxation. See “Taxation” for more information on the tax consequences of operating outside the United States.

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

                Our manufacturing operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our manufacturing operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. We do not have multiple site manufacturing capacity for all of our products in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our employees for a period of time. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

                Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk. Through September 30, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

Interest Rates

                We invest our cash in financial instruments, including commercial paper, and repurchase agreements, and in money market funds. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

                Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our investments consist primarily of highly liquid debt instruments that are of high–quality investment grade and mature in one year or less, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Due to the short–term nature of our investments and the short–term and variable interest rate features of our indebtedness, we believe that there is no material market or interest rate risk exposure.

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

PART II: OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

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

                As of September 30, 2001, we have used part of the net proceeds from the initial offering to fund capital expenditures, including purchases of equipment relating to acquisitions completed during the year, net losses from operations, excluding depreciation and amortization and other non–cash charges, and other costs relating to the three acquisitions that we completed during the year ended June 30, 2001.

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

(a)    Exhibits

None.

(b)   Reports on Form 8-K

On August 21, 2001, the Company filed an amendment to the Current Report on Form 8-K originally filed on June 22, 2001, disclosing historical financial statements of Wireless, Inc. and the unaudited pro forma financial information listed below:

1.         Audited balance sheets of Wireless, Inc. as of December 31, 2000 and 1999, and the statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.

2.         Unaudited balance sheets of Wireless, Inc. as of March 31, 2001 and the unaudited statements of operations, stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2001.

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

November 9, 2001	interWAVE Communications International, Ltd.

	By:	/s/ Cal R. Hoagland

Cal R. Hoagland
Chief Financial Officer