Form 10-Q
period 2001-12-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2002-02-14
CIK 1095478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2001

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

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of February 5, 2002, 56,004,436 shares of Registrant's common stock, $0.001 par value, were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2001	June 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,925	$25,974
Short-term investments	10,512	20,012
Restricted cash	2,157	1,489
Trade receivables, net of allowance of $5,934 and $9,157 as of December 31, 2001 and June 30, 2001, respectively	10,999	14,775
Inventories	26,720	27,263
Prepaid expenses and other current assets	2,637	3,287

Total current assets	63,950	92,800
Property and equipment, net	10,374	12,634
Intangibles, net	20,167	23,421
Other assets	206	2,019

Total assets	$94,697	$130,874

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,461	$12,232
Accrued expenses	14,687	19,885
Notes payable	203	453
Other current liabilities	1,892	1,915

Total current liabilities	22,243	34,485
Long-term liabilities	2,894	3,178

Total liabilities	25,137	37,663
Shareholders' equity:
Common shares, $0.001 par value; 100,000,000 authorized; issued and outstanding 55,933,179 and 55,528,709 shares as of December 31, 2001 and June 30, 2001, respectively	56	56
Additional paid-in capital	328,482	329,656
Deferred stock compensation	(1,300)	(2,305)
Receivable from shareholders	(449)	(444)
Accumulated other comprehensive income	468	570
Accumulated deficit	(257,697)	(234,322)

Total shareholders' equity	69,560	93,211

Total liabilities and shareholders' equity	$94,697	$130,874

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net revenues	$11,180	$7,859	$20,976	$18,319
Cost of revenues	8,362	5,296	16,050	11,220

Gross profit	2,818	2,563	4,926	7,099

Operating expenses:
Research and development	4,896	8,339	11,026	15,056
Selling, general and administrative	6,858	6,407	14,182	13,885
Amortization of deferred stock compensation*	(729)	986	(509)	2,280
Amortization of intangible assets	1,566	969	3,145	1,727
In-process research and development	—	—	—	407
Restructuring charges	397	—	839	—

Total costs and expenses	12,988	16,701	28,683	33,355

Operating loss	(10,170)	(14,138)	(23,757)	(26,256)
Interest income	430	1,769	1,035	3,816
Interest expense	(95)	(40)	(159)	(85)
Other income (expense), net	(196)	(6)	(256)	(144)

Net loss before income taxes	(10,031)	(12,415)	(23,137)	(22,669)
Income tax expense	(161)	(6)	(238)	(15)

Net loss	$(10,192)	$(12,421)	$(23,375)	$(22,684)

Basic and diluted loss per share	$(0.18)	$(0.26)	$(0.42)	$(0.47)

Weighted average common shares used in computing loss per share	55,826	48,625	55,716	48,118

*Amortization of deferred stock compensation:
Cost of revenues	$38	$124	$52	$289
Research and development	212	524	302	1,254
Selling, general and administrative	(979)	338	(863)	737

Total	$(729)	$986	$(509)	$2,280

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,
	2001	2000
	(unaudited)
Net loss	$(23,375)	$(22,684)
Depreciation and amortization	6,800	4,887
Amortization of deferred stock compensation expense	(509)	2,280
Compensation expense on stock option grants	—	786
Changes in assets and liabilities:
Restricted cash	(668)	—
Trade receivables	3,776	931
Inventories	543	(7,269)
Accounts payable	(6,771)	(700)
Accrued liabilities	(5,198)	882
Deferred revenue	(290)	114
Other	1,913	(4,849)

Net cash used in operating activities	(23,779)	(25,622)

Cash flows from investing activities:
Sale of short-term investments	9,361	24,139
Business acquisitions and minority investments	—	(13,756)
Purchases of property and equipment	(1,067)	(4,196)
Investment in licensed technologies and other	(218)	(845)

Net cash provided by investing activities	8,076	5,342

Cash flows from financing activities:
Issuance of long-term liabilities	—	1,300
Principal payments from notes receivable	816	—
Principal payments on notes payable and capital leases	(534)	(1,639)
Proceeds from exercise of options and warrants	96	683
Proceeds from exercise of employee stock purchase plan	148	—
Other	(91)	—

Net cash provided by financing activities	617	344

Effect of exchange rate changes on cash and short-term investments	37	(35)

Net decrease in cash and cash equivalents	(15,049)	(19,971)
Cash and cash equivalents at beginning of period	25,974	43,813

Cash and cash equivalents at end of the period	$10,925	$23,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$149	$85
Non-cash investing and financing activities:
Common shares issued for acquisitions	—	$7,265
Equipment invested in minority investments	—	$1,034
Warrants issued to third parties	$107	—

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America as adopted for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.

        Prior to November 2001, the Company's fiscal periods ended on the Friday nearest the calendar month end. For presentation purposes the accompanying consolidated financial statements and notes refer to the calendar month end. In November 2001, the Company changed its fiscal periods from the Friday nearest the calendar month end to the actual calendar month end.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2001. Certain prior period balances have been reclassified to conform to current period presentation. The results of operations for the three-month and six-month periods ended December 31, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002.

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

2.    RECENT ACCOUNTING PRONOUCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted SFAS No. 141 and it did not have an impact on the consolidated financial position, results of operations, or cash flows. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company plans to adopt SFAS No. 142 for its fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill and other intangible assets (approximately $1.6 million per quarter) that resulted from business combinations completed prior to the adoption of SFAS No. 142.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and

for Long-Lived Assets to Be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS Nos. 143 and 144 for its fiscal year beginning July 1, 2002. The effect of adopting these statements is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

3.    COMPREHENSIVE LOSS

        Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the cumulative net unrealized gain (loss) on available-for-sale securities, and the cumulative foreign currency translation adjustment.

        The components of the Company's total comprehensive loss were (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net loss	$(10,192)	$(12,421)	$(23,375)	$(22,684)
Foreign currency translation adjustments	38	(65)	38	112
Unrealized gain (loss) on investments	(158)	220	(140)	287

Total comprehensive loss	$(10,312)	$(12,266)	$(23,477)	$(22,285)

4.    INVENTORIES

        Inventories consist of the following (in thousands):

	December 31, 2001	June 30, 2001
	(unaudited)
Work in process	$19,007	$18,514
Finished goods	7,068	8,085
Consignment inventory	645	664

	$26,720	$27,263

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

6.    CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

        Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2001	June 30, 2001
	(unaudited)
Cash and cash equivalents:
Cash	$4,912	$2,230
Money market funds	1,519	5,413
Commercial paper	4,494	18,331

	$10,925	$25,974

        As of December 31, 2001 and June 30, 2001, the Company had restricted cash in the amount of $2.2 million and $1.5 million, respectively. Restricted cash includes standby letters of credit and cash held in escrow for certain employee retention bonuses. Restricted cash is classified separately on the balance sheet in current assets.

7.    TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

        The Company engaged in business transactions with investors and major customers resulting in the following revenue (in thousands):

	Six Months Ended December 31,
	2001	2000
	(unaudited)
Revenue:
Hutchison Telecommunications Group**	$7,560	$4,506
Campus Link	—	2,706
Barakatt Telecommunications	—	2,290
Electronia	—	2,068
Nortel Networks**	—	1,503

        These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Six Months Ended December 31,
	2001	2000
	(unaudited)
Revenue:
Hutchison Telecommunications Group**	36%	25%
Campus Link	—	15%
Barakatt Telecommunications	—	12%
Electronia	—	11%

**
Investors of the Company

        Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

        The following table summarizes information relating to the Company's significant customers with balances greater than 10% of trade receivables as of:

	December 31, 2001	June 30, 2001
	(unaudited)
Trade Receivables:
Hutchison Telecommunications Group**	34%	19%
Campus Link	—	12%
Nortel Networks**	*	17%

*
Less than 10%
**
Investors of the Company

        As of December 31, 2001, the Company has no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

8.    COMMITMENTS

(a)
OPERATING LEASE COMMITMENTS

        The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates ranging from March 2002 to June 2006. Future minimum lease payments as of December 31, 2001 are as follows (in thousands):

Fiscal years ending:
2002	$2,484
2003	3,315
2004	3,596
2005	2,673
2006	1,177

Total minimum lease payments	$13,245

        In September 2001, the Company renegotiated the operating lease commitment for the Menlo Park, California facility and prepaid 18 months of lease payments at significantly reduced rates. At the end of the 18 months, the Company will continue to make lease payments based on the original operating lease terms until its expiration in December 2004.

(b)
CONTRACT MANUFACTURERS

        The Company generally commits to purchase products from its contract manufacturers covered by forecasts with cancellation fees. As of December 31, 2001, the Company had committed to make purchases totaling $4.6 million from these manufacturers in the next 12 months. At the same time, the Company has provided a $2.6 million reserve for commitment cancellations for the next 12 months.

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

        Due to the nature of the Company's business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the six-month periods ended December 31, 2001 and 2000 is based on our customers' locations. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

        Reportable segment information for each segment is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
Net Revenues
GSM:
North America	$412	$1,351	$2,044	$3,088
Latin America	4,736	—	7,133	—
Europe, Middle East and Africa	3,696	2,256	5,995	10,171
Asia	204	4,252	756	5,060

Total GSM	9,048	7,859	15,928	18,319

Broadband:
North America	336	—	851	—
Latin America	1,453	—	3,480	—
Europe, Middle East and Africa	329	—	523	—
Asia	14	—	194	—

Total Broadband	2,132	—	5,048	—

	$11,180	$7,859	$20,976	$18,319

Segment loss before income taxes
GSM	$8,563	$12,415	$20,239	$22,669
Broadband	1,468	—	2,898	—

Total	$10,031	$12,415	$23,137	$22,669

Depreciation and amortization
GSM	$2,887	$2,447	$6,269	$4,887
Broadband	315	—	659	—

Total	$3,202	$2,447	$6,928	$4,887

Net interest income (expense)
GSM	$323	$1,729	$883	$3,731
Broadband	12	—	(7)	—

Total	$335	$1,729	$876	$3,731

Income tax expense
GSM	$161	$6	$238	$15
Broadband	—	—	—	—

Total	$161	$6	$238	$15

	December 31, 2001	June 30, 2001
Total assets
GSM	$66,436	$94,639
Broadband	28,261	36,235

Total	$94,697	$130,874

        Net property and equipment by country were as follows (in thousands):

	December 31, 2001	June 30, 2001
North America	$8,257	$10,596
Latin America	47	24
Europe, Middle East and Africa	614	543
Asia	1,456	1,471

Total	$10,374	$12,634

10.    RESTRUCTURING CHARGES

        In accordance with the Company's plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, the Company recorded an additional restructuring charge of $0.4 million in the second quarter of fiscal 2002, summarized as follows (in thousands):

For the three-month period ended December 31, 2001	Restructuring Accrual as of September 30, 2001	Additions	Non-cash Charges	Cash Payments	Restructuring Accrual as of December 31, 2001
Future lease payments related to Abandoned facilities	$5,479	$—	$(614)	$(386)	$4,479
Abandoned leasehold improvements	595	—	(570)	—	25
Workforce reduction	228	397	—	(342)	283

Total	$6,302	$397	$(1,184)	$(728)	$4,787

For the six-month period ended December 31, 2001	Restructuring Accrual as of June 30, 2001	Additions	Non-cash Charges	Cash Payments	Restructuring Accrual as of December 31, 2001
Future lease payments related to Abandoned facilities	$5,986	$—	$(614)	$(893)	$4,479
Abandoned leasehold improvements	595	—	(570)	—	25
Workforce reduction	—	839	—	(556)	283

Total	$6,581	$839	$(1,184)	$(1,449)	$4,787

        During the first two quarters of 2002, the Company has reduced its workforce by 43 employees or 11%. The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through October 2004. The remaining restructuring accrual for workforce reduction of $0.3 million will be paid out during the third fiscal quarter of 2002.

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

OVERVIEW

        We provide broadband products and compact wireless communications systems for the GSM market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems were initially deployed to add capacity and coverage to existing systems, primarily in Asia. Deployments of community networks began in 1998, primarily in China and Africa. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $21.0 million and $18.3 million for the six-month periods ended December 31, 2001 and 2000, respectively. We incurred net losses of $23.4 million and $22.7 million for the six-month periods ended December 31, 2001 and 2000, respectively. As of December 31, 2001, we had an accumulated deficit of $257.7 million.

        We operate in two business segments—GSM and broadband products. We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 80% and 58% of net revenues for the first six months of fiscal 2002 and 2001, respectively. Other revenues were derived primarily from other equipment sales and installation services.

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

        Currently, our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems and by our direct sales force. The components of sales by channel are as follows:

	Six Months Ended
	December 31, 2001	December 31, 2000
Direct sales to wireless providers	66%	56%
System integrators	30%	25%
Communication equipment providers	4%	19%

        Our high-speed, or broadband, wireless systems enable international and domestic communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers. These products were the result of our acquisition of Wireless Inc. in June 2001. Our systems are designed as an alternative to fiber optic, copper-based and cable-based communication transmission methods and allow a service provider to use the broadband products for infrastructure buildouts or to rapidly deliver high-speed Internet access in a service area. Broadband products represent 24% of our revenue for the six-months ended December 31, 2001.

        Net revenues outside the United States represented approximately 87% and 83% of total net revenues for the six months ended December 31, 2001 and 2000, respectively. We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

        We evaluate the collectibility of our trade receivables based on a combination of factors. When we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due and historical collection experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables are also likely to change.

        We also perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, quality issues, excess inventory and obsolescence. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

        We currently evaluate our long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is estimated using discounted net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

        Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants. The expense is equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $0.4 million and $2.3 million was amortized in the six months ended December 31, 2001 and 2000, respectively. The balance in deferred compensation of $1.3 million as of December 31, 2001 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

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

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.8	67.4	76.5	61.2

Gross margin	25.2	32.6	23.5	38.8

Operating expenses:
Research and development	43.8	106.1	52.6	82.2
Selling, general and administrative	61.3	81.5	67.6	75.8
Amortization of deferred stock compensation	(6.5)	12.6	(2.4)	12.5
Amortization of intangible assets	14.0	12.3	15.0	9.4
In-process research and development	—	—	—	2.2
Restructuring charges	3.6	—	4.0	—

Operating loss	(91.0)	(179.9)	(113.3)	(143.3)
Interest income, net	3.0	22.0	4.2	20.4
Other expense, net	(1.7)	—	(1.2)	(0.8)
Income taxes	(1.4)	(0.1)	(1.1)	(0.1)

Net loss	(91.1)%	(158.0)%	(111.4)%	(123.8)%

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

NET REVENUES

        Total revenues increased 42.3% from $7.9 million in the second quarter of fiscal 2001 to $11.2 million in the second quarter of fiscal 2002. This increase was primarily due to increased sales to wireless service providers, which increased from $4.6 million in the second quarter of fiscal 2001 to $7.0 million in the second quarter of fiscal 2002.

GROSS MARGIN

        Gross margin decreased to 25.2% in the second quarter of fiscal 2002 from 32.6% in the same quarter of fiscal 2001. The decrease in gross margin reflects our lower-margin broadband product revenues recognized subsequent to the Wireless, Inc. acquisition in June 2001, and our overall reduced selling prices and higher fixed costs of operations and field services in relation to the overall revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses decreased $3.4 million or 41.3% to $4.9 million in the second quarter of fiscal 2002 from $8.3 million in the same period of fiscal 2001. The change is primarily due to a decrease of $2.5 million in labor costs as a result of a $1.3 million decrease in salaries and bonuses, a $0.7 million decrease in engineering-related labor costs, and a $0.5 million decrease in other professional fees. The remaining decrease of $0.9 million is comprised of travel expenses, professional and legal fees, communication expenses and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expense increased $0.5 million or 7.0% in the second quarter of fiscal 2002 compared to the same period of fiscal 2001. The increase is primarily attributed to a $1.3 million net additional reserve against our notes and accounts receivable which is related to a customer allegedly tied to a terrorist group, a $0.2 million increase in labor costs, and a $0.4 million increase in communication and other miscellaneous expenses. This is offset by a decrease of $0.8 million in legal and professional fees, and a decrease of $0.6 million in rental and facility expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

        Amortization of deferred stock compensation decreased 173.9% to $(0.7) million in the second quarter of fiscal 2002 from $1.0 million in the second quarter of fiscal 2001. The $(0.7) million includes a $0.5 million amortization of deferred stock compensation offset by a $1.2 million recapture of prior amortization expenses as a result of reduction in force and restructuring activities which took place during the second quarter of fiscal 2002.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of goodwill and purchased intangible assets was $1.6 million for the second quarter of fiscal 2002. These assets are primarily related to the Company's acquisition of Wireless, Inc. during the last fiscal quarter of 2001.

RESTRUCTURING CHARGES

        In accordance with the Company's plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, the Company recorded an additional restructuring charge of $0.4 million in the second quarter of fiscal 2002. See Note 10 to the condensed consolidated financial statements for details.

INTEREST INCOME

        We had net interest income in the fiscal quarter ended December 31, 2001 of $0.4 million compared to $1.7 million for the second fiscal quarter of 2001, which decrease was attributable to the continuing reduction of cash and investments from the Company's use of funds for operations.

SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

NET REVENUES

        Total revenues increased 14.5% from $18.3 million in the first six months of fiscal 2001 to $21.0 million in the first six months of fiscal 2002. This increase was primarily due to increased sales to wireless service providers, which increased from $10.3 million in the first six months of fiscal 2001 to $13.9 million in the first six months of fiscal 2002.

GROSS MARGIN

        Gross margin decreased to 23.5% in the first six months of fiscal 2002 from 38.8% in the first six months of fiscal 2001. The decrease in gross margin reflects our lower-margin broadband product revenues recognized subsequent to the Wireless, Inc. acquisition in June 2001, and our overall reduced selling prices and higher fixed costs of operations and field services in relation to the overall revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses decreased $4.0 million or 26.8% to $11.0 million in the first six months of fiscal 2002 from $15.1 million in the same period of fiscal 2001. The change is primarily due to a decrease of $3.2 million in labor costs as a result of a $1.9 million decrease in salaries and bonuses, a $0.8 million decrease in engineering-related labor costs, and a $0.5 million decrease in professional and other fees. The remaining decrease of $0.8 million is comprised of travel expenses, professional and legal fees, communication expenses and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expense increased $0.3 million or 2.1% in the first six months of fiscal 2002 compared to the same period of fiscal 2001. The change is due to an increase of $1.7 million in labor costs (primarily salaries and bonuses), offset by a decrease in $1.4 million of bad debt expense. Bad debt expense for the six-month period ended December 31, 2000 was $3.3 million compared to $1.9 million for the same period in fiscal 2002, which included a $1.3 million net additional reserve against our notes and accounts receivable which is related to a customer allegedly tied to a terrorist group.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

        Amortization of deferred stock compensation decreased 122.3% to $(0.5) million in the first six months of fiscal 2002 from $2.3 million in the first six months of fiscal 2001. The $(0.5) million includes a $1.0 million amortization of deferred stock compensation offset by a $1.5 million recapture of prior amortization expenses as a result of reduction in force and restructuring activities which took place during the first six months of fiscal 2002.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of goodwill and purchased intangible assets was $3.1 million for the first six months of fiscal 2002. These assets are primarily related to the Company's acquisition of Wireless, Inc. during the last fiscal quarter of 2001.

IN PROCESS RESEARCH AND DEVELOPMENT

        The Company did not make any acquisitions during the first six months of fiscal 2002, and accordingly, no in process research and development expenses were recorded. The $0.4 million in process research and development expense in the first six months of 2001 relates to the Company's acquisition of Microcellular Systems Limited in July 2000.

RESTRUCTURING CHARGES

        In accordance with the Company's plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, the Company recorded a restructuring charge of $0.8 million in the first six months of fiscal 2002. See Note 10 to the condensed consolidated financial statements for details.

INTEREST INCOME

        We had net interest income in the first six months ended December 31, 2001 of $0.9 million compared to $3.7 million for the first six months of 2001, which decrease was attributable to the continuing reduction of cash and investments from the Company's use of funds for operations.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $23.5 million for the first six months of fiscal 2002, and $25.6 million for the same period during fiscal 2001. Net cash used in operating activities in the first six months of fiscal 2002 included primarily our net loss of $23.4 million, a decrease in accrued liabilities of $6.6 million, and a decrease in accounts payable of $6.5 million, offset by a $3.6 million decrease in trade receivables, amortization and depreciation expense of $6.9 million, and changes in inventories and other assets of $2.5 million.

        Net cash provided by investing activities was $7.9 million for the first six months of fiscal 2002 and $5.3 million for the same period in the prior year resulting in an increase of $2.6 million. The cash provided in fiscal 2002 primarily resulted from the sale of $9.4 million in short-term investment securities to fund the Company's normal operations offset by the purchase of property and equipment of $1.1 million and investment in licensed technologies and other of $0.4 million. In the first six months of fiscal 2001, our investing activities primarily resulted from the sale of $24.1 million offset by business acquisitions and minority investments of $13.8 million and the purchase of property and equipment of $4.2 million.

        Net cash provided by financing activities was $0.5 million for the first six months of fiscal 2002 and $0.3 million for the same period during fiscal 2001 resulting in a change of $0.2 million. In the first six months of fiscal 2001, our financing activities primarily consisted of issuance of long term liabilities in the amount of $1.3 million and proceeds from stock options and warrant exercises of $0.7 million, offset by principal payments on notes payable and capital leases in the amount of $1.6 million, while our financing activities in the first six months of fiscal 2002 consisted primarily of principal payments received on notes receivable in the amount of $0.8 million, offset by payments made on notes payable and capital leases of $0.6 million.

        As of December 31, 2001, the Company has no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

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

        As of December 31, 2001, we had an accumulated deficit of $257.7 million. We incurred net losses of $23.4 million and $22.7 million for the six-month periods ended December 31, 2001 and 2000, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

        Our common stock may be subject to delisting from the NASDAQ National Market if the stock trades for less than one dollar per share for an extended period of time. Our stock has traded for less than one dollar recently and there can be no assurance that delisting may not occur. If our common stock is delisted from the NASDAQ National Market, the market for our common stock may have less liquidity, there may be less trading volume, and the market price for our shares may be adversely affected.

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

        A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues for the most recent six-month periods were as follows:

	Six Months Ended December 31,
	2001	2000
	(unaudited)
Revenue:
Hutchison Telecommunications Group**	36%	25%
Campus Link	—	15%
Barakatt Telecommunications	—	12%
Electronia	—	11%

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

Our minimum purchase commitments from Nortel Networks and Alcatel were renegotiated and significantly reduced. Nortel has not had a minimum purchase commitment since December 2000 and is no longer distributing our products. Alcatel's reduced commitment ended December 31, 2001.

        Nortel Networks and Alcatel had minimum purchase commitments under their respective agreements. In the past we relied in part on these commitments in forecasting production quantities each quarter. We have also committed to Nortel Networks and Alcatel that we will maintain quality, delivery, performance and design standards for our systems. As a result, we had the risk of carrying excess inventory if Nortel Networks and Alcatel failed to meet their commitments or if we failed to meet ours. From time to time, we have failed to deliver certain product features by specific milestone dates and, as a result, we renegotiated downward minimum quarterly commitments with Nortel Networks for calendar years 2000 and 1999. Nortel Networks did not meet the renegotiated commitments for seven of the eight quarters ended September 30, 2001. Alcatel did not meet the purchase commitments for the year ended June 30, 2001. Nortel has not had any future quarterly purchase commitments since December 2000. Nortel discontinued distribution of our products as of June 2001. In February 2001, we renegotiated and significantly reduced the calendar year 2001 purchase commitments with Alcatel. Alcatel did not meet the reduced purchase commitment. Alcatel's reduced purchase commitments ended December 31, 2001.

We currently depend on one contract manufacturer for most of our GSM products and one for broadband products, and plan to use only one contract manufacturer for GSM and broadband products, respectively, in the future.

        We depend on one contract manufacturer for most of our GSM products and for our broadband products. We do not have long-term supply contracts with our contract manufacturer, and it is not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. None of our products are manufactured by more than one supplier, and we do not expect this to change for the foreseeable future.

        There are risks associated with our dependence on one contract manufacturer, including the contract manufacturer's control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If we are unable to obtain our products from manufacturers on schedule, revenues from the sale of those products may be delayed or lost, and our reputation, relationship with customers and our business could be harmed. In addition, in the event that a contract manufacturer must be replaced, the disruption to our business and the expense associated with obtaining and qualifying a new contract manufacturer could be substantial. If problems with our contract manufacturer cause us to miss customer delivery schedules or result in unforeseen product quality problems, we may lose customers. As a result, our revenues and our future growth prospects would likely decline.

        In December 2001 the relationship with our former GSM products contract manufacturer terminated. In January 2002 we signed an agreement with the contract manufacturer for our broadband products to manufacture our GSM products.

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

        As of December 31, 2001, our PRC customers accounted for 12% of our accounts receivable. Sales in China pose significant additional risks, which include:

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

  •
  changes in government regulation affecting companies doing business in China, either through export sales or local manufacturing operations; and

  •
  intense price competition in the market for GSM infrastructure equipment in China.

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

        We may require additional funding, which may not be available on terms which are favorable to us, or may not be available at all. Currently, we have a $5 million credit facility with Wells Fargo Bank and two credit facilities amounting to $2 million for our subsidiary in Europe with Royal Bank of Scotland. We do not have any other lines of credit. If we issue equity securities, existing shareholders may experience dilution or the new equity securities may have rights, preferences and privileges senior to those of existing shareholders. If additional funds are raised through the issuance of debt securities, such securities may have rights, preferences and privileges senior to holders of common shares. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. See "Use of Proceeds," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for more information on our capital requirements and requirements for liquidity.

We may have increased losses if our subtenants do not pay us the rent for the subleases for office space we are obligated to rent.

        We subleased office space in Redwood City, California to subtentants. Our subtenants have not paid us the rent since October 2001. If we do not receive rent from these subtenants, we will collect the unpaid rent from the security deposits for the subleases. However, the security deposits do not fully secure the rent for the remainder of the terms of the subleases. If we are unable to collect the rent from these subtenants, whose businesses have declined or failed, and if we are unable to find new subtenants, then we may have unoccupied office space for which we are obligated to pay rent of approximately $54 thousand per month until September 2002.

Control by our existing shareholders could discourage the potential acquisition of our business.

        As of December 31, 2001, our executive officers, directors and 5% or greater shareholders and their affiliates owned 13.1 million shares or approximately 23.4% of our outstanding common shares. Acting together, these shareholders would be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

Our by-laws may discourage potential acquisitions of our business.

        Some of our by-laws and Bermuda law may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. This may reduce the market price of our common shares. A summary of these provisions is included in "Description of Share Capital-Antitakeover Effects of Some Provisions of Memorandum of Association and By-laws."

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

        Except for our United States subsidiary, we do not consider ourselves to be engaged in a trade or business in the United States. Our United States subsidiary is subject to United States taxation on its worldwide income, and dividends from our United States subsidiary are subject to United States withholding tax. We and our non-U.S. subsidiaries would, however, be subject to United States federal income tax on income related to the conduct of a trade or business in the U.S. if we were determined to be subject to United States taxation. Our financial results would be significantly harmed. We cannot assure you that the Internal Revenue Service will not contend that our Bermuda-based operations are engaged in a United States trade or business and, therefore, are subject to United States income taxation. See "Taxation" for more information on the tax consequences of operating outside the United States.

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

        Our manufacturing operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. Earlier in 2001, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our manufacturing operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. We do not have multiple site manufacturing capacity for all of our products in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our employees for a period of time. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to interWAVE, our employees, facilities, partners, suppliers, distributors, or customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. Additionally, we are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

        Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through December 31, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On November 21, 2001, a putative securities class action, Middleton v. interWAVE Communications International, Ltd., et. al., Case No. 01 CV 10598, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company's initial public offering ("IPO"), the Company, and three of the Company's officers. The complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of the Company's IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased the Company's stock during the period from January 28, 2000 through December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. The case and coordinated cases have been stayed pursuant to the court's order. On December 27, 2001 we accepted service of the summons and complaint on behalf of the Company and the named officer defendants and informed counsel for plaintiffs that we would answer or move for dismissal when the court so orders. The Company believes it has meritorious defenses to the claims and will defend itself vigorously.

        We are unable to predict the outcome of the litigation and do not expect it to be resolved in the near future. The legal proceedings may be time consuming and expensive and the outcome could be adverse to us, although we believe that the company has meritorious defenses. An adverse outcome could have a material adverse affect on our financial position, on our business and results of operations.

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

        As of December 31, 2001, we have used the net proceeds from the initial offering to fund capital expenditures, including purchases of equipment relating to acquisitions completed during the year, net losses from operations, excluding depreciation and amortization and other non-cash charges, and other costs relating to the three acquisitions that we completed during the year ended June 30, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On December 6, 2001 we held our annual meeting of shareholders.

(b)
Dr. Nien Dak Sze and William E. Gibson were elected Class II directors to serve until the annual meeting in 2004 or until their successors have been duly elected and qualified. Dr. Priscilla Lu continued in office as a Director after the meeting.

(c)
The matters voted on at the meeting were the election of Class II directors, approval of directors compensation, amendment of the 1999 Employee Stock Purchase Plan to add an additional 500,000 shares of common stock to the share reserves for issuance under the Plan and to increase the number of shares added annually to the Plan to one percent of the outstanding shares of the company, and the ratification of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2002. The votes cast were:

	Votes for	Against or Withheld	Abstentions/Broker Non-votes
Dr. Nien Dak Sze	35,240,708	233,196	None.
William E. Gibson	35,240,443	233,461	None.
Directors compensation	34,311,324	651,339	511,241 (Abstain)
Amendment of the 1999 Employee Stock Purchase Plan	33,675,696	1,268,637	529,571 (Abstain)
Ratification of KPMG LLP	34,919,549	467,385	86,970 (Abstain)

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        None.

(b)
Reports on Form 8-K

        None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

February 14, 2002	interWAVE Communications International, Ltd.
	By:	/s/ CAL R. HOAGLAND Cal R. Hoagland Chief Financial Officer

QuickLinks

INDEX
INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
SIGNATURE