Form 10-Q/A
period 2001-12-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2002-02-15
CIK 1095478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PORTIONS AMENDED

        The Registrant hereby amends the Liquidity and Capital Resources section contained in the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2001 to conform with the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2001 and 2000, as set forth below. No other changes are made to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $23.8 million for the first six months of fiscal 2002, and $25.6 million for the same period during fiscal 2001. Net cash used in operating activities in the first six months of fiscal 2002 included primarily our net loss of $23.4 million, a decrease in accrued liabilities of $5.2 million, and a decrease in accounts payable of $6.8 million, offset by a $3.8 million decrease in trade receivables, amortization and depreciation expense of $6.8 million, and changes in inventories and other assets of $1.0 million.

        Net cash provided by investing activities was $8.1 million for the first six months of fiscal 2002 and $5.3 million for the same period in the prior year resulting in an increase of $2.8 million. The cash provided in fiscal 2002 primarily resulted from the sale of $9.4 million in short-term investment securities to fund the Company's normal operations offset by the purchase of property and equipment of $1.1 million and investment in licensed technologies and other of $0.2 million. In the first six months of fiscal 2001, our investing activities primarily resulted from the sale of $24.1 million offset by business acquisitions and minority investments of $13.8 million and the purchase of property and equipment of $4.2 million.

        Net cash provided by financing activities was $0.6 million for the first six months of fiscal 2002 and $0.3 million for the same period during fiscal 2001 resulting in a change of $0.3 million. In the first six months of fiscal 2001, our financing activities primarily consisted of issuance of long term liabilities in the amount of $1.3 million and proceeds from stock options and warrant exercises of $0.7 million, offset by principal payments on notes payable and capital leases in the amount of $1.6 million, while our financing activities in the first six months of fiscal 2002 consisted primarily of principal payments received on notes receivable in the amount of $0.8 million, offset by payments made on notes payable and capital leases of $0.5 million.

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