Form 10-Q
period 2002-03-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2002-05-15
CIK 1095478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

                Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

                As of April 29, 2002, 56,082,925 shares of Registrant's common stock, $0.001 par value, were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2002	June 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,003	$25,974
Short-term investments	7,760	20,012
Restricted cash	866	1,489
Trade receivables, net of allowance of $5,344 and $9,157 as of March 31, 2002 and June 30, 2001, respectively	12,525	14,775
Inventories	22,012	27,263
Prepaid expenses and other current assets	4,068	3,287
Total current assets	57,234	92,800
Property and equipment, net	9,455	12,634
Intangibles, net	18,793	23,421
Restricted cash	813	—
Other assets	190	2,019
Total assets	$86,485	$130,874
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,973	$12,232
Accrued expenses	10,081	19,885
Notes payable	398	453
Other current liabilities	1,752	1,915
Total current liabilities	16,204	34,485
Long-term liabilities	2,344	3,178
Total liabilities	18,548	37,663
Shareholders' equity:
Common shares, $0.001 par value; 100,000,000 authorized; issued and outstanding 56,038,600 and 55,528,709 shares as of March 31, 2002 and June 30, 2001, respectively	56	56
Additional paid-in capital	328,583	329,656
Deferred stock compensation	(1,000)	(2,305)
Receivable from shareholders	(452)	(444)
Accumulated other comprehensive income	424	570
Accumulated deficit	(259,674)	(234,322)
Total shareholders' equity	67,937	93,211
Total liabilities and shareholders' equity	$86,485	$130,874

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net revenues	$14,731	$2,979	$35,707	$21,298
Cost of revenues	9,626	3,490	25,676	14,710
Gross profit (loss)	5,105	(511)	10,031	6,588
Operating expenses:
Research and development	4,271	7,988	15,297	23,044
Selling, general and administrative	4,910	8,699	19,092	22,584
Amortization of deferred stock compensation*	284	711	(225)	2,991
Amortization of intangible assets	1,470	969	4,615	2,696
In-process research and development	—	—	—	407
Restructuring credits	(3,911)	—	(3,072)	—
Total costs and expenses	7,024	18,367	35,707	51,722
Operating loss	(1,919)	(18,878)	(25,676)	(45,134)
Interest income	120	1,507	1,155	5,322
Interest expense	(65)	(33)	(224)	(118)
Other income (expense), net	(12)	(39)	(268)	(182)
Net loss before income taxes	(1,876)	(17,443)	(25,013)	(40,112)
Income tax expense	(101)	(2)	(339)	(17)
Net loss	$(1,977)	$(17,445)	$(25,352)	$(40,129)
Basic and diluted loss per share	$(0.04)	$(0.36)	$(0.45)	$(0.83)
Weighted average common shares used in computing loss per share	55,990	48,786	55,805	48,346
*Amortization of deferred stock compensation:
Cost of revenues	$21	$95	$73	$384
Research and development	168	376	471	1,653
Selling, general and administrative	95	240	(769)	954
Total	$284	$711	$(225)	$2,991

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2002	2001
	(unaudited)
Net loss	$(25,352)	$(40,129)
Depreciation and amortization	8,877	7,394
Amortization of deferred stock compensation expense	(225)	2,990
Compensation expense on stock option grants	—	1,170
Changes in assets and liabilities:
Restricted cash	(190)	—
Trade receivables	2,250	(2,438)
Inventories	5,251	(10,387)
Accounts payable	(8,259)	(3,327)
Accrued liabilities	(10,776)	744
Deferred revenue	(275)	256
Other	1,729	(2,054)
Net cash used in operating activities	(26,970)	(45,781)
Cash flows from investing activities:
Sale of short-term investments	11,984	53,124
Business acquisitions and minority investments	—	(13,704)
Purchases of property and equipment	(1,394)	(5,413)
Investment in licensed technologies and other	(556)	(858)
Net cash provided by investing activities	10,034	33,149
Cash flows from financing activities:
Issuance of long-term liabilities	—	1,790
Principal payments from notes receivable	846	—
Principal payments on notes payable and capital leases	(323)	(1,813)
Proceeds from exercise of options and warrants	172	709
Proceeds from exercise of employee stock purchase plan	148	—
Proceeds from issuance of common shares and other	—	436
Net cash provided by financing activities	843	1,122
Effect of exchange rate changes on cash and short-term investments	122	73
Net decrease in cash and cash equivalents	(15,971)	(11,437)
Cash and cash equivalents at beginning of period	25,974	43,813
Cash and cash equivalents at end of the period	$10,003	$32,376
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$223	$118
Non-cash investing and financing activities:
Common shares issued for acquisitions	—	$7,265
Equipment invested in minority investments	—	$1,034
Warrants issued to third parties	$107	—

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

                The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments except as otherwise noted) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.

                Prior to November 2001, the Company's fiscal periods ended on the Friday nearest the calendar month end. For presentation purposes the accompanying consolidated financial statements and notes refer to the calendar month end. In November 2001, the Company changed its fiscal periods from the Friday nearest the calendar month end to the actual calendar month end.

                These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2001. Certain prior period balances have been reclassified to conform to current period presentation. The results of operations for the three-month and nine-month periods ended March 31, 2002 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002.

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

2.         RECENT ACCOUNTING PRONOUCEMENTS

                In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted SFAS No. 141 and it did not have an impact on the consolidated financial position, results of operations, or cash flows. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.  The Company plans to adopt SFAS No. 142 for its fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill (approximately $0.7 million per quarter) that resulted from business combinations completed prior to the adoption of SFAS No. 142.  At March 31, 2002, goodwill approximated $6.4 million.  The Company expects to complete an impairment test on goodwill upon the adoption of SFAS No. 142.  We expect to complete the impairment test by December 31, 2002.  Any impairment resulting from these transition tests will be recognized as the cumulative effect of a change in accounting principle.

                In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and

for Long-Lived Assets to Be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS Nos. 143 and 144 for its fiscal year beginning July 1, 2002. The effect of adopting these statements is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

                The components of the Company's total comprehensive loss were (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net loss	$(1,977)	$(17,445)	$(25,352)	$(40,129)
Foreign currency translation adjustments	83	(36)	121	73
Unrealized gain (loss) on investments	(129)	395	(269)	652
Total comprehensive loss	$(2,023)	$(17,086)	$(25,500)	$(39,404)

4.         INVENTORIES

                Inventories consist of the following (in thousands):

	March 31, 2002	June 30, 2001
	(unaudited)
Work in process	$15,859	$18,514
Finished goods	5,237	8,085
Consignment inventory	916	664
	$22,012	$27,263

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

6.             CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

                Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2002	June 30, 2001
	(unaudited)
Cash and cash equivalents:
Cash	$3,672	$2,230
Money market funds	1,992	5,413
Commercial paper	4,339	18,331
	$10,003	$25,974

                As of March 31, 2002 and June 30, 2001, the Company had restricted cash in the amount of $1.7 million and $1.5 million, respectively. Restricted cash primarily includes deposits for standby letters of credit. Restricted cash is classified on the balance sheet in current assets (short term) and other assets (long term).

7.         TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

                The Company engaged in business transactions with investors and major customers resulting in the following revenue (in thousands):

	Nine Months Ended March 31,
	2002	2001
	(unaudited)
Revenue:
Hutchison Telecommunications Group**	$10,132	$4,576
Campus Link	—	2,706
Barakatt Telecommunications	—	2,515
Nortel Networks**	141	1,553

                These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Nine Months Ended March 31,
	2002	2001
	(unaudited)
Revenue:
Hutchison Telecommunications Group**	28%	21%
Campus Link	—	13
Barakatt Telecommunications	—	12
Nortel Networks**	*	*

* Less than 10%

** Investors of the Company

                Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

                The following table summarizes information relating to the Company's significant customers with balances greater than 10% of trade receivables as of:

	March 31, 2002	June 30, 2001
	(unaudited)
Trade Receivables:
Hutchison Telecommunications Group**	25%	19%
FSM Telecommunications	10	—
Campus Link	—	12%
Nortel Networks**	*	17%

* Less than 10%

** Investors of the Company

8.         COMMITMENTS

(a) OPERATING LEASE COMMITMENTS

                The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates ranging from March 2002 to June 2006. Future minimum lease payments as of March 31, 2002 are as follows (in thousands):

Fiscal years ending:
2002	$1,187
2003	3,343
2004	2,580
2005	1,623
2006	95
Total minimum lease payments	$8,828

                In September 2001, the Company renegotiated the operating lease commitment for the Menlo Park, California facility and prepaid 18 months of lease payments at significantly reduced rates. At the end of the 18 months, the Company will continue to make lease payments based on the original operating lease terms until its expiration in December 2004.

                In April 2002, the Company entered into a lease termination agreement for the Santa Clara, California facility.  The lease termination agreement reduces the Company’s operating lease commitment by $3.1 million over the next 3 years.

(b) CONTRACT MANUFACTURERS

                The Company generally commits to purchase products from its contract manufacturers covered by forecasts with cancellation fees. As of March 31, 2002, the Company had committed to make purchases totaling $4.9 million from these manufacturers in the next 12 months.  The Company has provided a $1.4 million reserve for commitment cancellations for the next 12 months.

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

                The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is the chief executive officer (“CEO”). Prior to June 7, 2001, the financial information reviewed by the CEO was identical to the information presented in the accompanying statements of operations. Since the acquisition of Wireless, Inc. on June 7, 2001, the Company has determined that it operates in two operating segments: GSM and broadband. GSM products provide infrastructure equipment and software using GSM to support an entire wireless network within a single, compact enclosure. Broadband products include our high-speed wireless access systems, which enable international and domestic Internet and communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers.

                Due to the nature of the Company's business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the nine-month periods ended March 31, 2002 and 2001 is based on our customers' locations. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

                Reportable segment information for each segment is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Net Revenues
GSM:
North America	$3,041	$185	$4,862	$3,274
Latin America	2,462	—	9,595	—
Europe, Middle East and Africa	4,485	1,975	10,480	12,145
Asia	3,186	819	4,165	5,879
Total GSM	13,174	2,979	29,102	21,298

Broadband:
North America	454	—	1,306	—
Latin America	507	—	3,987	—
Europe, Middle East and Africa	361	—	884	—
Asia	235	—	428	—
Total Broadband	1,557	—	6,605	—
	$14,731	$2,979	$35,707	$21,298
Segment loss before income taxes
GSM	$832	$17,443	$21,072	$40,112
Broadband	1,044	—	3,941	—
Total	$1,876	$17,443	$25,013	$40,112
Depreciation and amortization
GSM	$2,658	$2,447	$7,886	$7,394
Broadband	332	—	991	—
Total	$2,990	$2,447	$8,877	$7,394
Net interest income (expense)
GSM	$70	$1,474	$951	$5,204
Broadband	(15)	—	(20)	—
Total	$55	$1,474	$931	$5,204
Income tax expense
GSM	$101	$2	$339	$17
Broadband	—	—	—	—
Total	$101	$2	$339	$17

10.      RESTRUCTURING CHARGES

                The Company’s restructuring accrual as of March 31, 2002 is summarized as follows (in thousands):

	Restructuring				Restructuring
For the three-month period ended	Accrual as of	Additions/	Non-cash		Accrual as of
March 31, 2002	December 31, 2001	Reversals	Charges	Payments	March 31, 2002
Future lease payments related to Abandoned facilities	$4,479	$(2,935)	$—	$(319)	$1,225
Abandoned leasehold improvements	25	—	—	—	25
Workforce reduction	283	(19)	—	(264)	—
Total	$4,787	$(2,954)	$—	$(583)	$1,250

	Restructuring				Restructuring
For the nine-month period ended	Accrual as of	Additions/	Non-cash		Accrual as of
March 31, 2002	June 30, 2001	Reversals	Charges	Payments	March 31, 2002
Future lease payments related to Abandoned facilities	$5,986	$(2,935)	$(614)	$(1,212)	$1,225
Abandoned leasehold improvements	595	—	(570)	—	25
Workforce reduction	—	820	—	(820)	—
Total	$6,581	$(2,115)	$(1,184)	$(2,032)	$1,250

                During the first nine months of fiscal 2002, the Company has reduced its workforce by 62 employees or 16%. The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through October 2004.  The remaining restructuring accrual for future lease payments related to abandoned facilities of $1.3 million is expected to be paid out through December 2002.

                The Company negotiated and signed a lease termination agreement (see Note 8) which reduces the Company's operating lease commitment significantly over the next three years.

11.          LEGAL PROCEEDINGS

                On November 21, 2001, a securities class action, Middleton v. interWAVE Communications International, Ltd., et. al., Case No. 01 CV 10598, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company's initial public offering (“IPO”), the Company, and three of the Company's officers. The amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of the Company's IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased the Company's stock during the period from January 28, 2000 through December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92.  On December 27, 2001 we accepted service of the summons and complaint on behalf of the Company and the named officer defendants and informed counsel for plaintiffs that we would answer or move for dismissal when the court so orders. The Company believes it has meritorious defenses to the claims and will defend itself vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Statements in this Form 10-Q which are not historical facts are “forward-looking statements” that are subject to known and unknown risks and uncertainties that could cause the results of interWAVE Communications International, Ltd. to differ materially from management's current expectations. These risks and uncertainties include, but are not limited to, the risks relating to interWAVE's history of losses, the expectation of future losses, reliance on a small number of customers, reliance on the purchase commitments of large customers, complexity of products, difficulties in introducing new or enhanced products, compliance with regulations and evolving industry standards, long sales cycles, intense competition, sales to China, management of global operations, the ability to retain and motivate key employees, the ability to integrate acquired companies, the effects of a natural disaster, possibility of future impairment losses, and the Risk Factors discussed in the initial public offering prospectus dated January 28, 2000, the annual report on Form 10-K and in the filings and reports made from time to time by interWAVE with the Securities and Exchange Commission ("SEC"). We cannot assure you that future results will be achieved, and actual results could differ materially from expectations, forecasts and estimates. interWAVE assumes no obligation to update any forward-looking statements, which speak only as of their respective dates. Important factors that could cause actual results to differ materially are discussed in the section “Risk Factors” included in our Form 10-K dated September 27, 2001 and our Form 10-Qs dated November 9, 2001 and February 15, 2002 filed with the SEC. You are encouraged to review such risk factors carefully.

OVERVIEW

                We provide broadband products and compact wireless communications systems for the GSM market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems were initially deployed to add capacity and coverage to existing systems, primarily in Asia. Deployments of community networks began in 1998, primarily in China and Africa. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $35.7 million and $21.3 million for the nine-month periods ended March 31, 2002 and 2001, respectively. We incurred net losses of $25.4 million and $40.1 million for the nine-month periods ended March 31, 2002 and 2001, respectively. As of March 31, 2002, we had an accumulated deficit of $259.7 million.

                We operate in two business segments—GSM and broadband products. We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 78% and 94% of net revenues for the first nine months of fiscal 2002 and 2001, respectively. Other revenues were derived primarily from other equipment sales and installation services.

                Currently, our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems and by our direct sales force. The components of sales by channel are as follows:

	Nine Months Ended
	March 31, 2002	March 31, 2001
Direct sales to wireless providers	68%	55%
System integrators	23%	28%
Communication equipment providers	9%	17%

                Our high-speed, or broadband, wireless systems enable international and domestic communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers. These products were the result of our acquisition of Wireless Inc. in June 2001. Our systems are designed as an alternative to fiber optic, copper-based and cable-based communication transmission methods and allow a service provider to use the broadband products for infrastructure build-outs or to rapidly deliver high-speed Internet access in a service area. Broadband products represent 18% of our revenue for the nine-months ended March 31, 2002.

                Net revenues outside the United States represented approximately 76% and 85% of total net revenues for the nine months ended March 31, 2002 and 2001, respectively. We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

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

                The most prevalent emerging third generation (“3G”) standards of wireless communications are essentially forms of CDMA, but the Universal Mobile Telephony Services (“UMTS”) form of 3G is built upon a GSM base. Rather than subtracting from the market appeal of GSM, early indications are that more carriers may deploy GSM prior to their deployment of 3G because some elements of GSM are used by the most prevalent form of 3G. Ultimately, however, 3G may become the dominant wireless standard, so that we must be competitive in offering a 3G product to assure acceptance of our wireless voice and data products in the marketplace.

                Our industry is intensely competitive, and many of our competitors are major telecommunications equipment providers with resources that are significantly greater than ours. In addition to competitive pressures, we will also likely encounter declining sales prices and profit margins over time as products mature.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

                Equipment revenue is recognized when all of the following have occurred: the product has been shipped, title and all of the benefits and risks of ownership including risk of loss have passed to the customer (generally at time of shipment for U.S. shipments and at time of arrival at an international port for non-U.S. shipments), we have the right to invoice the customer, collection of the receivable is probable, and we have fulfilled all pre-sale contractual obligations to the customer.  Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract.  Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed.  Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to us.  Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to its customers.

Accounts Receivable Valuation

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

Inventory Valuation

                We also perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, quality issues, excess inventory and obsolescence. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

Impairment of Long-lived Assets

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

                The Company evaluates the recoverability of long lived assets when events or circumstances indicate a possible impairment or at least annually.  Any impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operation.

Deferred Stock Compensation

                Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent.  For certain awards, we have recorded compensation expense.  Deferred compensation is equal to the excess of the fair market value of the stock underlying the option on the date of grant over the option exercise price.  The expense is amortized over the vesting period on an accelerated basis.  Of the total deferred compensation recorded to date, approximately $(0.2) million and $3.0 million was amortized in the nine months ended March 31, 2002 and 2001, respectively. The balance in deferred compensation of $1.0 million as of March 31, 2002 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

RESULTS OF OPERATIONS

                The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.3	117.2	71.9	69.1
Gross margin	34.7	(17.2)	28.1	30.9
Operating expenses:
Research and development	29.0	268.1	42.8	108.2
Selling, general and administrative	33.2	292.0	53.5	106.0
Amortization of deferred stock compensation	1.9	23.9	(0.6)	14.0
Amortization of intangible assets	10.0	32.5	12.9	1.9
In-process research and development	—	—	—	12.7
Restructuring credits	(26.5)	—	(8.6)	—
Operating loss	(12.9)	(633.7)	(71.9)	(211.9)
Interest income, net	0.3	50.6	2.5	25.0
Other expense, net	(0.1)	(2.5)	(0.7)	(1.5)
Income taxes	(0.7)	—	(0.9)	—)
Net loss	(13.4)%	(585.6)%	(71.0)%	(188.4)%

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NET REVENUES

                Total revenues increased 394% from $3.0 million in the third quarter of fiscal 2001 to $14.7 million in the third quarter of fiscal 2002.  This increase was primarily due to increased sales to wireless service providers, which increased from $1.4 million in the third quarter of fiscal 2001 to $10.3 million in the third quarter of fiscal 2002; increased sales to system integrators from $1.4 million in the third quarter of 2001 to $1.7 million in the third quarter of fiscal 2002; and increased sales to communications equipment providers from $0.1 million in the third quarter of fiscal 2001 to $2.7 million in the third quarter of fiscal 2002.

GROSS MARGIN

                Gross margin increased to 34.7% in the third quarter of fiscal 2002 from (17.2)% in the same quarter of fiscal 2001. The increase in gross margin reflects our higher revenue which better absorbs the fixed costs of operations and field services.

RESEARCH AND DEVELOPMENT EXPENSES

                Research and development expenses decreased $3.7 million or 46.5% to $4.3 million in the third quarter of fiscal 2002 from $8.0 million in the same period of fiscal 2001.  The change is primarily due to a decrease of $2.6 million in labor costs as a result of a $1.7 million decrease in salaries and bonuses, a $0.1 million decrease in engineering-related labor costs, and a $0.8 million decrease in other professional fees.  The remaining decrease of $1.1 million is comprised of travel expenses, professional and legal fees, communication expenses, depreciation and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

                Selling, general and administrative expense decreased $3.8 million or 43.6% to $4.9 million in the third quarter of fiscal 2002 from $8.7 million in the same period of fiscal 2001.  The decrease is primarily attributed to a $3.3 million decrease in bad debt expense and a $0.5 million decrease in labor and other costs.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

                Amortization of deferred stock compensation decreased 60.1% to $0.3 million in the third quarter of fiscal 2002 from $0.7 million in the third quarter of fiscal 2001. The $0.4 million decrease represents an overall decrease in deferred stock compensation as a result of the Company’s plan to reduce the aggregate workforce and the restructuring of certain business functions since the beginning of fiscal 2002.

AMORTIZATION OF INTANGIBLE ASSETS

                Amortization of goodwill and purchased intangible assets was $1.7 million ($0.2 million in cost of revenues) for the third quarter of fiscal 2002. These assets are primarily related to the Company's acquisition of Wireless, Inc. during the last fiscal quarter of 2001.  The $1 million amortization of goodwill and purchased intangibles for the third quarter of fiscal 2001 was primarily related to the Company's acquisition of Microcellular Systems Limited which was written off in the last fiscal quarter of fiscal 2001.

RESTRUCTURING CHARGES

                We recorded a $3.9 million reversal in restructuring charges during the third quarter of fiscal 2002 after reviewing our restructuring accrual as a result of re-occupying an abandoned facility.  We negotiated and signed a lease termination agreement (see Note 8) which reduces our operating lease commitment significantly over the next 3 years from what were originally estimated.  See Note 10 to the condensed consolidated financial statements for details.

NET INTEREST INCOME

                We had net interest income in the fiscal quarter ended March 31, 2002 of $55 thousand compared to $1.5 million for the third fiscal quarter of 2001, which decrease was attributable to the continuing reduction of cash and investments from our use of funds for operations.

NINE MONTHS ENDED MARCH 31, 2002 AND 2001

NET REVENUES

                Total revenues increased 67.6% from $21.3 million in the first nine months of fiscal 2001 to $35.7 million in the first nine months of fiscal 2002. This increase was primarily due to increased sales to wireless service providers, which increased from $11.8 million in the first nine months of fiscal 2001 to $25.2 million in the first nine months of fiscal 2002; and increased sales to system integrators from $5.9 million in the first nine months of fiscal 2001 to $8.0 million in the first nine months of fiscal 2002.

GROSS MARGIN

                Gross margin decreased to 28.1% in the first nine months of fiscal 2002 from 30.9% in the first nine months of fiscal 2001. The decrease in gross margin reflects our lower-margin broadband product revenues recognized subsequent to the Wireless, Inc. acquisition in June 2001, and our overall reduced selling prices and higher fixed costs of operations and field services in relation to the overall revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES

                Research and development expenses decreased $7.7 million or 33.6% to $15.3 million in the first nine months of fiscal 2002 as compared to $23.0 million in the same period of fiscal 2001.  The change is primarily due to a decrease of $5.8 million in labor costs as a result of a $3.5 million decrease in salaries and bonuses, a $0.9 million decrease in engineering-related labor costs and a $1.4 million decrease in professional and other fees.  The remaining decrease of $1.9 million is comprised of travel expenses, professional and legal fees, communications expenses and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

                Selling, general and administrative expenses decreased $3.5 million or 15.5% to $19.1 million in the first nine months of fiscal 2002 as compared to $22.6 million in the same period of fiscal 2001.  The change is primarily due to a decrease of $4.5 million in bad debt expense and a decrease of $0.2 million made up of travel expenses, professional and legal fees, communications and other expenses, offset by an increase of $1.2 million in labor costs (primarily salaries and commissions).  Bad debt expense for the nine-month period ended March 31, 2002 was $1.5 million compared to $6.0 million for the same period in fiscal 2001.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

                Amortization of deferred stock compensation decreased 107.5% to $(0.2) million in the first nine months of fiscal 2002 from $3.0 million in the first nine months of fiscal 2001. The $(0.2) million includes $1.3 million of deferred stock amortization offset by a $1.5 million recapture of prior amortization expenses as a result of reduction in force and restructuring activities which took place during the first nine months of fiscal 2002.

AMORTIZATION OF INTANGIBLE ASSETS

                Amortization of goodwill and purchased intangible assets was $4.9 million ($0.3 million in cost of revenues) for the first nine months of fiscal 2002. These assets are primarily related to the Company's acquisition of Wireless, Inc. during the last fiscal quarter of 2001.  The $2.7 million amortization of goodwill and purchased intangibles for the first nine months of fiscal 2001 was primarily related to the Company's acquisition of Microcellular Systems Limited which was written off in the last quarter of fiscal 2001.

IN PROCESS RESEARCH AND DEVELOPMENT

                We did not make any acquisitions during the first nine months of fiscal 2002, and accordingly, no in process research and development expenses were recorded. The $0.4 million in process research and development expense in the first nine months of 2001 relates to the Company's acquisition of Microcellular Systems Limited in July 2000.

RESTRUCTURING CHARGES

                We recorded a net $3.1 million reversal in restructuring charges during the first nine months of fiscal 2002 after reviewing our restructuring accrual as a result of re-occupying an abandoned facility.  We negotiated and signed a lease termination agreement (see Note 8) which reduces our operating lease commitment significantly over the next 3 years from what was originally estimated.  See Note 10 to the condensed consolidated financial statements for details.

NET INTEREST INCOME

                We had net interest income in the first nine months ended March 31, 2002 of $0.9 million compared to $5.2 million for the first nine months of 2001, which decrease was attributable to the continuing reduction of cash and investments from our use of funds for operations.

LIQUIDITY AND CAPITAL RESOURCES

                Net cash used in operating activities was $27.0 million for the first nine months of fiscal 2002, and $45.8 million for the same period during fiscal 2001. Net cash used in operating activities in the first nine months of fiscal 2002 included primarily our net loss of $25.4 million, a decrease in accrued liabilities of $10.8 million, and a decrease in accounts payable of $8.3 million, offset by a $2.3 million decrease in trade receivables, amortization and depreciation expense of $8.9 million, and changes in inventories and other assets of $6.3 million.

                Net cash provided by investing activities was $10.0 million for the first nine months of fiscal 2002 and $33.1 million for the same period in the prior year resulting in an decrease of $23.1 million. The cash provided in fiscal 2002 primarily resulted from the sale of $12.0 million in short-term investment securities to fund the Company's normal operations offset by the purchase of property and equipment of $1.4 million, and investment in licensed technologies and other of $0.6 million. In the first nine months of fiscal 2001, our investing activities primarily resulted from the sale of short-term investment securities of $53.1 million offset by business acquisitions and minority investments of $13.7 million, the purchase of property and equipment of $5.4 million, and investment in licensed technologies and other of $0.9 million.

                Net cash provided by financing activities was $0.8 million for the first nine months of fiscal 2002 and $1.1 million for the same period during fiscal 2001 resulting in a change of $0.3 million. In the first nine months of fiscal 2002, our financing activities primarily consisted of principal payments received on notes receivable in the amount of $0.8 million, proceeds from exercise of employee stock purchase plan, options and warrant of $0.3 million, offset by payments made on notes payable and capital leases of $0.3 million.  Our financing activities in the first nine months of fiscal 2001 primarily consisted of issuance of long term liabilities in the amount of $1.8 million and proceeds from stock options, warrant exercises and issuance of common shares and other of $1.1 million, offset by principal payments on notes payable and capital leases in the amount of $1.8 million.

                As of March 31, 2002, the Company has no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

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

                As of March 31, 2002, we had an accumulated deficit of $259.7 million. We incurred net losses of $25.4 million and $40.1 million for the nine-month periods ended March 31, 2002 and 2001, respectively. We expect to continue to incur net losses  and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

                As part of our business strategy, we completed several acquisitions during the 2001 fiscal year. Acquisition transactions are accompanied by a number of risks, including:

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

• the potential underestimate of the costs and resources required to complete development of new products in an acquired company;

• the impairment of assets in the telecommunications business with unfavorable market conditions, particularly for broadband wireless access products;

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

                A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues for the most recent nine-month periods were as follows:

	Nine Months Ended March 31,
	2002	2001
	(unaudited)
Revenue:
Hutchison Telecommunications Group**	28%	21%
Campus Link	—	13
Barakatt Telecommunications	—	12
Nortel Networks**	*	*

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

We currently depend on one contract manufacturer for all of our products, and plan to use only one contract manufacturer  in the future.

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

• the impact of recession in the global economy; and

• political and economic instability.

We have sold products to companies in the Peoples Republic of China. Future sales in China will be subject to economic and political risks.

                As of March 31, 2002, our PRC customers accounted for 9% of our accounts receivable. In March 2002, we signed an OEM Cooperation Agreement with Eastern Communications Company Limited ("Eastcom"), a major wireless equipment manufacturer in Hangzhou, China. The agreement provides that we will transfer the manufacturing of some of our GSM products to Eastcom and cooperate in the development of product enhancements. Sales in China pose significant additional risks, which include:

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

                In the event our revenue levels from sales to China increase, we will become increasingly subject to these risks. Our agreement with Eastcom provides a $25 million purchase commitment through March 2003. The occurrence of any of these risks would harm our revenues or cash collections from China and could in turn cause our revenues, cash flow, or growth to decline and harm our business and results of operations.

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

                We may require additional funding, which may not be available on terms which are favorable to us, or may not be available at all. Currently, we have a $5 million credit facility with Wells Fargo Bank and two credit facilities amounting to $2 million for our subsidiary in Europe with Royal Bank of Scotland. We do not have any other lines of credit. If we issue equity securities, existing shareholders may experience dilution or the new equity securities may have rights, preferences and privileges senior to those of existing shareholders. If additional funds are raised through the issuance of debt securities, such securities may have rights, preferences and privileges senior to holders of common shares. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. See “Use of Proceeds,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on our capital requirements and requirements for liquidity.

We may have increased losses if our subtenants do not pay us the rent for the subleases for office space we are obligated to rent. Our subtenants have stopped paying us and have vacated the premises.

                We subleased office space in Redwood City, California to subtentants. Our subtenants have not paid us the rent since October 2001. Since we have not received rent from these subtenants, we have collected some of the unpaid rent from the security deposits for the subleases. However, the security deposits did not fully secure the rent for the remainder of the terms of the subleases. It is likely that we will be unable to collect the rent from these subtenants, whose businesses have failed, and if we are unable to find new subtenants, then we may have unoccupied office space for which we are obligated to pay rent of approximately $54 thousand per month until September 2002.

Control by our existing shareholders could discourage the potential acquisition of our business.

                As of March 31, 2002, our executive officers, directors and 5% or greater shareholders and their affiliates owned 13.6 million shares or approximately 24.3% of our outstanding common shares. Acting together, these shareholders would be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

Our by-laws may discourage potential acquisitions of our business.

                Some of our by-laws and Bermuda law may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. This may reduce the market price of our common shares. A summary of these provisions is included in “Description of Share Capital-Antitakeover Effects of Some Provisions of Memorandum of Association and By-laws.”

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

                We sell our products on credit terms to many of our customers. If the business of telecommunications companies declines, it may be difficult or impossible to collect some of the credit extended. We have in the past increased substantially our allowance for uncollectible accounts. The business of telecommunications companies has declined.

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

We have recorded impairment losses in the past and any future impairment of long-lived assets could have a material adverse impact on our financial conditions and results of operations

                Our long-lived assets include goodwill and other intangible assets as a result of our purchasing of assets or businesses.  During fiscal 2001, we evaluated the recoverability of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets or by determining the current market value of such assets.  Accordingly, we recorded an impairment loss in the amount of $23.2 million during fiscal 2001.  The Company evaluates the recoverability of long lived assets when events or circumstances indicate a possible impairment or at least annually.  Also refer to our Note 2 of the condensed consolidated financial statements regarding the adoption of SFAS No. 142.  Any further impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

                Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through March, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

Interest Rates

                We invest our cash in financial instruments, including commercial paper, and repurchase agreements, and in money market funds. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

                Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our investments consist primarily of highly liquid debt instruments that are high-quality investment grade and mature in one year or less, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Due to the short-term nature of our investments and the short-term and variable interest rate features of our indebtedness, we believe that there is no material market or interest rate risk exposure.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                On November 21, 2001, a securities class action, Middleton v. interWAVE Communications International, Ltd., et. al., Case No. 01 CV 10598, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company's initial public offering (“IPO”), the Company, and three of the Company's officers. The amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of the Company's IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased the Company's stock during the period from January 28, 2000 through December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92.  On December 27, 2001 we accepted service of the summons and complaint on behalf of the Company and the named officer defendants and informed counsel for plaintiffs that we would answer or move for dismissal when the court so orders. The Company believes it has meritorious defenses to the claims and will defend itself vigorously.

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

                As of March 31, 2002, we have used the net proceeds from the initial offering to fund capital expenditures, including purchases of equipment relating to acquisitions completed during the year, net losses from operations, excluding depreciation and amortization and other non-cash charges, and other costs relating to the three acquisitions that we completed during the year ended June 30, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the third quarter of fiscal 2002.

ITEM 5. OTHER INFORMATION

                None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                None.

(b) Reports on Form 8-K

                None.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

May 15, 2002	interWAVE Communications International, Ltd.

	By:	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Chief Financial Officer