Form 10-K
period 2002-06-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2002-09-30
CIK 1095478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002
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
(Title of class)

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Aggregate market value of the voting shares held by non-affiliates of the Registrant, based upon the closing price of $0.6405 on September 5, 2002 on the NASDAQ was $28,423,065. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, and person's holding 5% or more of Registrant's Common Shares are affiliates. Number of shares of the Registrant's common shares outstanding at September 5, 2002: 58,130,029

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's proxy statement for its Annual Meeting of Shareholders to be held on December 6, 2002, are incorporated by reference in Part III of this report.

2002 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

        We make many statements in this report, such as statements regarding our plans, objectives, expectations and intentions and others that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of the future tense or words such as "believe," "anticipate," "intend," "may," "expect," "estimate," "will," "continue," "plan" and similar expressions. These forward-looking statements may involve risks and uncertainties. You should read statements that contain these words carefully, because they discuss our expectations about our future performance, contain projections of our future operating results and our future financial condition, or state other "forward-looking" information. There may be events in the future, however, that we are not able to predict or over which we have no control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Risk Factors That May Affect Future Results" and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

Overview

        interWAVE Communications International, Ltd., ("we," "us," "the Company," or "interWAVE") is a global provider of scaleable wireless infrastructure networks that offer a cost effective solution to extend coverage and connection to hard to reach areas. These systems support voice and data in both mobile and fixed environments.

        interWAVE's cellular networks target communities with a few thousand subscribers that could grow up to more than a hundred thousand subscribers. The entire cellular network is based on a common hardware platform, where the software for the full functionality cellular switch, the base station controller, as well as the base station reside on a single hardware system. This gives the operator a simple, easy to support and maintain network that is software configurable to various network architectures.

        Over the last fiscal year, interWAVE expanded its product line to include a high capacity switch that can support more than a hundred thousand subscribers. This can operate as a Mobile Switching Center (MSC) or a gateway to satellite or other wire line networks. With the high end product line, interWAVE is able to offer operators an upgrade path to higher capacity networks.

        interWAVE's product line has been enhanced this year to provide data services with GPRS, and increased its product and technology base with the recent addition of its CDMA2000 IP based product line and technology with the acquisition of substantially all of the assets of GBase Communications ("GBase") completed in September 2002.

        We market and sell our solutions around the world through our direct sales force and others utilizing a multi-tiered sales strategy which includes selling to wireless service providers, communications equipment providers, and to systems integrators, including value added resellers ("VARs") which integrate our systems with the products of other companies. Since 1997 we have sold over 3,000 units based on the Global Standard for Mobile Communications ("GSM"), which have been installed in over 35 countries. As a result of the Wireless Inc. acquisition in June 2001, we have broadband systems deployed in over 50 countries worldwide. We have a strategic relationship with Hutchison Whampoa and its subsidiary Hutchison Telecommunications International, Ltd. ("Hutchison"), one of the leading global GSM cellular operators. As of June 30, 2002, Hutchison affiliates own 4.46% of our fully diluted shares. Hutchison affiliates have deployed our products in networks in Hong Kong, Sri Lanka, and Paraguay. We also have a strategic, multi-faceted relationship with Eastern Communications Co., Ltd. ("Eastcom") in the People's Republic of China. Eastcom is a

leading provider of both GSM and Code Division Multiple Access ("CDMA") equipment in China and owns 10.32% of our fully diluted shares as of June 30, 2002.

        There has been a tremendous slow down in the broadband wireless market. The overall market for broadband access in 2002 has fallen to below $1 billion according to an analyst's estimate. Broadband access demand has diminished significantly due to the financial difficulties of Internet service providers ("ISPs"), and the availability of other broadband access alternatives, such as DSL and cable. The sales channel for the broadband access market has become more specialized, where suppliers deliver an integrated bundled solution, as a complete network provider for specialized markets. As a result, in May 2002, interWAVE sold the rights to a number of its low speed 64kbits, and 128kbits broadband products, including the respective intellectual property rights for certain products, to Young Design, Inc. ("YDI"), a company focused on delivering broadband networks for ISPs with a complete solution set for both in-door and out-door installations. interWAVE will continue to include YDI's newly-acquired broadband products as part of interWAVE's turnkey GSM network solution. In addition, YDI is licensed to sell interWAVE's WaveNet Link 4X solution-a medium-capacity, point-to-point, broadband radio and will begin to distribute interWAVE's WaveNet Link CX (45Mbit) solution-an industry first, high-capacity, all outdoor, point-to-point, broadband radio-throughout its North American sales channel.

GSM Products

        We offer a complete line of compact GSM systems. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. We have designed our systems to serve the following applications:

  •
  Community Networks. Our systems enable wireless service providers to add capacity in heavy usage areas and to provide telephone service in previously under-served communities.

  •
  Specialized Networks. The compact nature of our systems allows innovative uses of these systems in applications which were previously impossible. These include the deployment of emergency applications, military applications and cellular usage on cruise ships, containerized networks or network on wheels for rapid deployments.

  •
  Private or Enterprise Networks. Our systems allow wireless users in organizations such as large corporations, government entities, convention centers, technology parks and universities to maintain connection with the organization's private telephone network whether the users are in their offices, out of their offices or moving between locations.

Broadband Products

        Our high-speed, or broadband, wireless systems enable international and domestic communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers. These products were the result of our acquisition of Wireless Inc. in June of 2001. Our systems are designed as an alternative to fiber optic, copper-based and cable-based communication transmission methods and allow a service provider to use the broadband products for infrastructure build outs or to rapidly deliver high-speed Internet access in a service area. These systems serve the following applications:

  •
  Medium Speed Transport. Operating in licensed and unlicensed frequencies these products provide bandwidth from 1.5 Megabits per second ("Mbps") up to 45 Mbps with a variety of applications. These allow both operators and private companies to connect locations with Internet Protocol ("IP") and circuit interfaces.

  •
  Broadband Access. Our systems provide a family of Point-to-Multi-Point wireless systems that are typically used to facilitate high speed Internet access for small and medium sized businesses.

Wireless Industry Trends and Directions

        Wireless infrastructure spending as forecasted by Morgan Stanley's recent August report on Wireless Equipment was adjusted downward to reflect a -17.5% growth rate for 2002, and a -3% for 2003. Global capital expenditure ("CAPEX") spending for wireless carriers was $50.7 billion in 1999, $65.4 billion in 2000 and $72 billion in 2001. The projected spending for 2002 is $66.5 billion, dropping to $61.8 billion in 2003, down to $56.4 billion in 2004, and $54.3 billion in 2005. This report attributes much of the reduction in spending to global economic weakness, as well as the financial difficulties of many of the large carriers.

        The slowdown in 3G is also one of the reasons for the negative growth rates. The report maintains that Europe will continue to see more than $17 billion in spending for wireless infrastructure, growing modestly to $18.7 billion by 2005. North American spending on the other hand, from a peak of $20.4 billion in 2001, is estimated to drop to $20.1 billion in 2002, and then down to $13.6 billion in 2005. North American wireless infrastructure CAPEX is able to sustain more than $20 billion despite a recession due to the carriers' need to complete their build outs for 2.5G, GPRS, as well as CDMA2000 in order to upgrade to the latest digital network technologies. Wireless capital spending is expected to be reduced over the next few years, as the build outs are completed. Asia, which achieved $18.2 billion in 2001, is projected to drop to $14.9 billion in 2002, and down to $10 billion in 2005.

        Many analysts see a growing competition in data services being provided in hot spots by 802.11 technologies, which is an unlicensed, inexpensive technology that is easy to install. Although 802.11 has shortcomings of lack of guaranteed performance, questionable security, and lack of high speed mobility support, the subscriber growth rate and adoption rate of 802.11 hot spot technology has been dramatic.

        The contraction in China's market for telecommunications equipment in the first half of calendar 2002, due in part to over-provisioning by the Chinese carriers in prior years, the introduction of low cost services like PHS driving the price of cellular services down, as well as the severe competition presented by the domestic suppliers who have been aggressively pursuing market share through a price war, set the stage for an industry price shakeout in China. Carriers in China are seeing lower revenue per user (RPU) for the new subscribers as wireless penetration goes from the initial business users to the everyday casual users. Reduction in budget by Chinese carriers mid-stream during the 2002 year, shrunk the overall CAPEX spending in China by at least 30% between both China Mobile and China Unicom.

        According to P.R. China's Information Industry Ministry, the country has 300 million telephone users, including 131 million mobile phone subscribers. In the first nine months of 2002, China's telecom companies jointly invested about 140 billion yuan (US$17 billion), generating accumulated revenues of 257 billion yuan (US$31 billion), the Ministry said.

        According to Global Wireless news of July 2002, China Mobile Communications ("China Mobile"), China's largest mobile service provider, announced it will invest 50 billion yuan (US$6 billion) in mobile-phone infrastructure in the western part of China during the next three years. During the past three years, China Mobile has already invested 54 billion yuan (US$6.5 billion) in upgrading and expanding its western network. The western China region currently accounts for only 10 percent of the China Mobile network, but is expected to grow to 23 percent by 2005. The mobile-phone penetration rate is more than 19 percent in the East of China, but only 7 percent in the West of China, with 90 percent of China Mobile's customers living in the eastern part of the country. The expansion to the West represents an excellent opportunity for interWAVE, where the compactness of interWAVE's products, and the ability to reduce back haul traffic through local switching in the base station node platform, gives operators the ability to build out networks for villages and towns economically.

        The wireless equipment market overall is now, more than ever before, sensitive to overall cost, with emphasis not only in the actual equipment pricing, but also in the service and technology value contributed by the equipment supplier. interWAVE continues to succeed with customers seeking these differentiated value propositions, where the simplicity, yet standard compliance and full functionality of interWAVE's products offer customers rapid deployment, ease of installation, support and maintenance. These values and the ability to achieve breakeven early become the critical factors for the selection of interWAVE as the wireless equipment supplier.

        On broadband wireless, while personal computer sales are stagnant, global sales of wireless systems using so-called Wireless LAN (WLAN) technology, continue to boom, according to the research group Gartner Dataquest. Global sales of WLAN system units are forecast to increase 73% in 2003 to 26.5 million units, up from 15.5 million units in 2002. The average price per unit is falling quickly, which means that revenues will grow much more slowly—by 26 percent to $2.8 billion. Wireless LAN, often referred to by the numeric tag 802.11, uses wireless base stations hooked up to a fixed-line network, which establish a radio connection over a distance of up to 100 meters to a computer fitted with a WLAN adapter card. Increasingly the WLAN radio will be integrated on the mother board of a personal computer.

        In 2002, approximately 10% of all portable PCs will be shipped with a wireless LAN adapter card included and this percentage is expected to increase to 31 percent in 2004. By 2007, Gartner Dataquest forecasts 68% of all mobile PCs shipped will include a wireless LAN capability. In the corporate world the penetration will be even higher. Gartner Dataquest forecasts the penetration rate of wireless LAN into the professional portable PC installed base will grow from 9% in 2000 to almost 50% by the end of 2003, and to more than 90% by 2007.

        Because of the significance of this market driving wireless data services, interWAVE delivered 802.WAVE this year and demonstrated our 802.WAVE product at the GSM World Congress. The 802.WAVE product provides the bridging between cellular and LAN networks, where users can log into a public wireless LAN network to access the Internet by subscribing to services offered by cellular operators using the same authentication, roaming and billing infrastructure in a seamless and transparent way.

        The need for the service providers to integrate the management and support of subscribers across cellular and LAN networks is inevitable, as the popularity of the inexpensive 802.11 technology becomes more pervasive and begins to erode some of the data service market offered by 3G. interWAVE is prepared to address this opportunity by offering a mobile, LAN gateway integration server that can be installed at a central office, or on a campus or building premise.

Global System for Mobile Communications Standard

        The GSM standard is the dominant standard worldwide followed by the code division multiple access standard, or CDMA, the time division multiple access standard, or TDMA, and analog standards. According to the Comprehensive Guide to Wireless Technologies, all of the digital standards, including GSM, CDMA and TDMA, offer clearer voice communications than the older analog standards. We believe that digital standards will attract even more users in the future, as functions such as high-speed data communications become available. The GSM standard allows users to send and receive text messages and allows users to roam across international boundaries without an interruption in service.

        According to the GSM Association, GSM is the world's most widely accepted digital wireless standard with 643 million users in 2001 and is projected to grow to over 1.4 billion users by 2006. In 2001, GSM accounted for approximately 68% of the world's wireless market and CDMA, TDMA and analog accounted for 12%, 10% and 4% of the world's market, respectively. GSM is the dominant standard in Europe as a result of the European Union's decision to endorse a single unifying digital standard in the 1980s. In Asia, the rate of acceptance of the GSM standard is growing rapidly as wireless service providers have selected GSM to offer differentiated services and to increase capacity. On November 1, 1999, the GSM Association and the Universal Wireless Communications Consortium, the governing bodies of the GSM and TDMA standards, respectively, announced an agreement to jointly develop standards that enable GSM and TDMA systems to operate together. International standards organizations have established the next generation of standards, the third generation ("3G") standards, that will replace all three of these technologies.

        Early in the history of the wireless market, analog standards achieved a strong presence in the United States while the GSM standard was being adopted in Europe. According to International Data Corporation ("IDC"), at the end of 2001, 7.0% of the 120 million wireless users in the United States were using the GSM standard, up from 5.6% in 1999. IDC projects the total number of wireless users to grow to 168 million, with 20% using GSM, in the United States by 2004. Today, although the acceptance of the GSM standard in North America is in its early stages, increased penetration of the GSM standard is being driven by its ability to support international roaming, and will be further driven by its advanced data transmission and messaging capabilities. AT&T Wireless and Cingular originally deployed TDMA but have now deployed GSM also to replace TDMA. GSM has been adopted in North America by communications service providers, including Microcell, Cingular, VoiceStream, and AT&T Wireless.

        Both CDMA and TDMA also have significant presence in the United States. Sprint PCS and Verizon have deployed CDMA.

3G

        An international consortium of standards bodies has established the specifications for the next generation of wireless standards, referred to as the 3G wireless standards. There are two specifications for 3G, one is UMTS, and the other is CDMA2000, an umbrella technology which includes 1XRTT for voice and EVDO for data. The wide band standard is intended to improve data speeds to achieve 2Mbits or greater and increased voice capacity. CDMA2000 has been adopted by U.S. operators, Korean operators, KDDI in Japan and China Unicom. Some Latin America and Eastern European wireless operators are also planning to adopt this standard. UMTS is the 3G standard for the licenses issued in Europe, and is the follow on standard for GSM and GPRS.

        There has been a delay in deployment of UMTS 3G in Europe, due primarily to financial challenges of the Western European operators. There is also a delay in UMTS handset availability, resulting in a slowdown in overall deployments, even for large operators such as Hutchison 3G, which is the leading operator currently driving the UMTS 3G roll out in Europe.

CDMA 2000

        CDMA2000, also known as IS-2000, is an umbrella technology for the evolution of CDMAOne/IS-95 to 3rd generation services. CDMA2000 will provide enhanced services to CDMAOne subscribers, as well as forward and backward capabilities in terminals. Qualcomm, Inc. ("Qualcomm") owns the key intellectual property for CDMA technology. Wireless equipment manufacturers license CDMA technology from Qualcomm.

        CDMA2000 can be deployed in several phases. The first phase, CDMA2000 1X, should support an average of 144 kbps packet data in a mobile environment. The second release of 1X, called 1XEV-DO should support data rates up to 2 Mbits/sec on a dedicated data carrier. Finally, 1XEV-DV should support even higher peak rates, simultaneous voice and high speed data, as well as improved Quality of Service mechanisms.

        A key component of CDMA2000 systems will be a new Packet Core Network (PCN) that allows for the delivery of packet data services with more speed and security. The CDMA2000 PCN is one of the first steps in the evolution of CDMA2000 systems to an all-IP and multi-media architecture.

        CDMA2000 is more widely deployed in the U.S., Korea, Japan and China. This technology is an evolutionary upgrade to CDMA IS-95, the predecessor to CDMA2000. The combined number of subscribers for this CDMA standard is over 100 million. The compound annual growth rate of CDMA2000 equipment sales has been about 25% to 30% per year. The market size for CDMA is more than $5 billion and is growing at a rate of 25% to 30% per year as operators upgrade their IS-95 networks to address demands for higher performance data services.

        interWAVE invested in September 2002 in the acquisition of CDMA2000 technology and purchased the technology from GBase Communications ("GBase"), a private company with a IP based product line and technology for pico, micro and macro cell base stations supporting 1XRTT CDMA, with features that are anticipated to be enhanced to support 1XEVDO and eventually 1XEVDV. interWAVE's strategic partner, Eastcom in China, as well as its strategic customer Hutchison should both offer excellent opportunities for distribution and use of the CDMA2000 product line. interWAVE obtained a license from Qualcomm for enterprise applications of CDMA2000 technology from GBase.

        CDMA2000 is not constrained to only the IMT band; it is defined to operate in all existing allocated spectrum for wireless telecommunications, thereby maximizing flexibility for operators. Furthermore, CDMA2000 delivers 3G services which occupy a very small amount of spectrum (1.25 MHz per carrier), protecting this precious resource of spectrum for operators. These frequency bands include: 450 MHz, 700 MHz, 800 MHz, 900 MHz, 1700 MHz, 1800MHz, 1900 MHz, and 2100 MHz.

        In the second half of calendar year 2002, there should be a substantial increase in the number of CDMA2000 users as Verizon Wireless and Sprint PCS Group roll out CDMA2000 1X advanced wireless networks in North America. Near term projections for the demand for additional CDMA2000 handsets for the balance of the year 2002 is for more than 20 million units, based on recent Qualcomm announcements on the number of CDMA2000 handset chips that will be shipped by end of September 2002.

Key Developing Market Opportunities

  Community Solutions

        Community networks enable the introduction of wireless service to these areas that wireless providers currently do not serve or to areas that may not have any telephone service. Wireless solutions such as wireless local loop networks offer the most cost-effective way to provide telephone service to areas with no current service. Wireless local loop networks are wireless communications systems that connect users to the public telephone network using radio signals as a substitute for traditional landline connections. These markets offer substantial growth potential due to the relatively low level of rural and remote telephone service penetration and the continued need for low-cost communications services. In addition, wireless solutions provide a high-value proposition in developing countries since these solutions are generally less expensive due to the lack of an established infrastructure in these countries. To succeed in the community networks market, we believe wireless service providers need to employ network systems that minimize initial capital expenditures while providing the flexibility to scale cost-effectively as demand grows. In addition, wireless service providers need to minimize ongoing operating costs, such as the charges associated with routing calls through a central switch.

  Home Zone Networks

        Our WAVEXchange™ local switch serves as switching capacity for Home Zones, in which the GSM subscriber has a service similar to cordless telephony, with mobility within the Home Zone covered by the WAVEXchange™. In a city served by a central switch of high capacity, such as a Nortel switch, the WAVEXchange Home Zones can create an underlay network with local switching, where the subscribers may access the services of the central switch. In other networks, our WAVETransit™ switch may connect clusters of Home Zones and provide access to the Public Switched Telephone Network ("PSTN"). We have deployed a Home Zone network for a subsidiary of Hutchison in Sri Lanka and also a nationwide Home Zone network in Paraguay for a subsidiary of Hutchison. Our TurboMAX™ base transceiver station ("BTS") provides high power coverage in Home Zone networks. The Home Zone approach allows the operators to build out a nationwide network incrementally, thus minimizing large up front investments required using traditional network buildout methods. Every Home Zone can be independently expanded and managed to provide full cellular network services.

  Specialty Applications

        The compact size of our GSM infrastructure equipment and packaging expertise has enabled several special applications of our equipment including:

  •
  GSM on Wheels. An entire GSM network, or just a GSM base station system ("BSS") packaged into a small van or truck, allowing an operator to provide primary coverage in the case of natural disasters or temporary, supplemental or primary coverage for events where current coverage is inadequate.

  •
  GSM on a ship. This GSM network provides roaming coverage on cruise ships and ferries worldwide, allowing passengers to send and receive calls while at sea.

Primary Objectives of the GSM Wireless Service Provider

        To better serve their existing user base and to gain market share, wireless service providers are focused on the following primary objectives:

        Cost-Effective Network Deployment.    The deployment of traditional wireless networks requires significant capital expenditures. A typical wireless network consists of a mobile switching center ("MSC") to route voice and data signals to their correct destinations, multiple base station controllers ("BSCs") to aggregate and manage voice and data signals between the switch and the base transceiver station ("BTS") and many base transceiver stations to transmit and receive voice and data signals over radio frequencies. Wireless networks are typically designed to support large user bases. Service providers need cost-effective ways to address smaller user bases. As service providers face increasing price competition, they will depend on communications equipment providers for cost-effective and technologically advanced infrastructure systems.

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

Broadband Wireless Networks

        In this last year broadband wireless market has taken a dramatic turn, with consolidation of standards, a reduction in the number of players and sharpened criteria for selection by fewer service providers in this market space. There is rapid convergence towards 802.11 standards, continuing improvement in quality and cost reduction. Wi-fi technologies now allow a wireless service provider to connect point-to-point or point-to-multi-point for distances of 10 miles or more. OFDM improves non-line of sight connections. Maturity in standards allow suppliers to inter-operate across different vendors' networks. There is a wide adoption of 802.11b, and standardization using the Internet Protocol ("IP"), spanning from the lower unlicensed bands of 2.4, 5.8Mhz, up to the higher capacity 25Ghz frequency bands.

        Broadband wireless as an access service suffered a dramatic downturn due to the collapse of the ISP providers, and the glut of fiber and DSL competing for services to the end customers. Broadband wireless access remains a viable and economic solution for regions that have not been built out with fiber optics or provisioned with quality DSL.

        Broadband wireless, however, as a transport for high speed back haul transmission, remains attractive for many cellular operators and data service providers who use the higher performance broadband wireless (45Mbits to 155Mbits/OC3) products as an aggregation and transport vehicle for bundled traffic to a central gateway. interWAVE has focused its broadband product line on this market. Optimizing the technologies to deliver cost effective, high performance point to point 16 QUAM CX radio, with an all-outdoor ATM switch to support mesh networks that can be conveniently connected to provide a reliable wireless network capable of supporting redundancy and congestion control.

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

Cost-Effective Network Deployment and Operation

        Our compact, flexible systems enable us to be a price leader, reducing both initial and incremental capital expenditures for network deployment by wireless service providers. The flexible nature of our products enables wireless service providers to rapidly add capacity to their networks. In addition, because there are only four main WAVEXpress® hardware modules, the result is reduced maintenance and training costs, and reduced in capital necessary to maintain spare parts in inventory. Furthermore, we have a patented switching technology that allows the network to determine whether a call should be directed to its destination by the local network or by a central office. This proprietary switching capability allows a wireless service provider to reduce its dependence on central office switching equipment and increase network efficiency, resulting in lower operating costs. It also helps to provide feature transparency between the local network and central office, by-passing support of unsupported features to the central office switch. This further reduces the capital cost of our solution.

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

Router-based Wireless Networks

        We use a router-based architecture for our WAVENET ACCESS wireless systems, versus many of our competitors who use bridge-based architectures. The advantages of routing systems include scalability, control and security. Unlike bridge-based systems where IP traffic is bridged to all network nodes, in a router-based system, Internet Protocol ("IP") traffic is routed to desired locations eliminating excess broadcast traffic. By reducing the excess broadcast traffic, our router-based systems greatly improve the bandwidth efficiency of our networks in comparison to systems that do not have internal router capability.

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

  •
  Broadband wireless. The WAVENet product line provides a complete suite of broadband wireless access systems that delivers point-to-multipoint and point-to-point services.

GSM Infrastructure

        The switching products are delivered on the WAVEXpress® platform and the WAVELoop™ platform. Both platforms support the same base transceiver station ("BTS") products and are fully interoperable.

WAVEXpress®

        Our core WAVEXpress® product can house any combination of our switch, our base station controller and our base station in a single compact enclosure. The WAVEXpress® system is approximately the size of a personal computer tower and weighs less than 50 pounds. Our

WAVEXpress product line represented 65%, 69% and 96% of our net revenues for fiscal years ending June 30, 2002, 2001 and 2000, respectively.

        WAVEXchange™.    The WAVEXchange™ is a family of switches. A low end, WAVEXchange-I is based on the WAVEXpress platform, with common hardware as the base station and the base station controller, supports up to 8,000 subscribers. The high end version, WAVEXchange-II, delivered in June 2002, is capable of supporting up to 200,000 subscribers, and is based on the WAVETransit platform hardware. The WAVEXchange software, implemented on either platform, is a wireless switch that routes calls, directs data packets, performs as a signaling gateway, and is designed to allow the network to process calls regionally, thereby reducing operating costs. The small size and configurability of the WAVEXchange™-I enables wireless service providers to deploy value-added services rapidly in a small town or village. The WAVEXchange™-I and II both can be integrated with existing private telephone networks and connected to a mobile switch over standard mobile message protocol interface, thus supporting roaming, hand-overs, and billing. The patented WAVEXchange™ is the only GSM switch on the market that can act either as a base station controller extension of a central switch or as a local switch, on a call-by-call basis. Recent addition of GPRS in the latest release of the switch software allows the WAVEXchange switches to provide functions as a mobile media gateway supplemented by our new GSN product that directs traffic on to the Internet.

        WAVEXpress/BSC.    The WAVEXpress/BSC is a compact base station controller that aggregates and manages the communications between the WAVEXpress/BTS and the central switching equipment or a local WAVEXchange switch. The wall-mountable WAVEXpress/BSC, one of the smallest GSM base station controllers on the market, connects to any main switching center supporting the GSM standard. The WAVEXpress BSC supports transcoder requirements for GPRS and can be configured onto the WAVEXchange platform or the BTS platform for the WAVEXpress family.

        WAVEXpress/BTS.    The WAVEXpress/BTS is a base transceiver station, which accommodates up to three radios providing up to 22 simultaneous communication channels, and six radios if used with the newly released single slot GPRS radio cards. Versions of the WAVEXpress/BTS are available in all GSM frequency bands: 900 Mhz and 1800 Mhz for Europe and Asia and 850MHz and 1900 Mhz for the Americas.

        UltraWAVE/BSC.    The UltraWAVE/BSC provides the same functionality as the WAVEXpress BSC except that it is in an extended back plane configuration, doubling the number of slots of WAVEXpress platform, where the TRX capacity has been increased to 80 TRXs in the initial release, with further capacity increases planned.

        UltraWAVE/BTS.    The UltraWAVE/BTS supports 6 TRXs, sectorized as 2 by 2 by 2 in its initial release, and will support up to 12 TRXs, using the new single slot radios, by the end of December 2002. The 12 TRXs can be sectorized into 4 by 4 by 4.

        WAVEXpress/BS Plus™.    The WAVEXpress/BS Plus™ combines the functions of a base station controller and base transceiver station in a single product. A WAVEXpress/BS Plus can support up to three external WAVEXpress/BTS base stations to serve up to 2,400 users. We began shipping the BS Plus product in March 2000.

        WAVEXpress/TurboMAX™.    The WAVEXpress/TurboMAX™ is a high power, 25 watts macro network product for the community market. TurboMAX offers wireless community network service providers a cost-effective, easy-to-install macro network solution with interWAVE's current WAVEXpress footprint. We began shipping the TurboMAX™ in October 2000. Designed as an integral part of interWAVE's suite of wireless network products, TurboMAX shares a common hardware platform with increased power and receives sensitivity that seamlessly interoperates with all other major wireless networks. TurboMAX uses 40-watt power amplifiers per transceiver with a unique, patented thermal technology developed initially for military applications.

        Network In A Box.    The Network In A Box (NIB) offers the ability to support a complete GSM network by integrating the switch (WAVEXchange), base station controller (BSC) and base transceiver station (BTS) in a single WAVEXpress unit. The NIB is designed for rapid deployment and provides easy network expansion as usage and coverage requirements increase. Ideally suited for wireless office networks, the NIB can support a stand-alone GSM network or it can integrate with most private telephone networks to provide wireless GSM interoperability with a corporate wireline network. We have a patented switching technology that allows a single NIB to act as a wireless extension to a private telephone network and as an extension to a public wireless network on a call-by-call basis. In remote and rural communities, the NIB enables rapid deployment of GSM capabilities. Since a high percentage of calls stay within the local network, transmission costs associated with dependence on a central switch are minimized. Coverage and capacity can be increased quickly and easily by adding WAVEXpress/BTS and WAVEXpress/BSC units to the network. The NIB can also serve as a cost-efficient GSM starter network allowing wireless service providers to match their infrastructure expenditures to usage growth. We began shipping the NIB in August 1998.

        WAVEGSN.    The WAVEGSN can be configured as either a combined GGSN/SGSN for small cost effective GPRS deployments or as standalone network elements for higher GPRS capacity. The primary function of the Serving GPRS Service Node (SGSN) is to handle mobility management for the attached GPRS mobile terminals. It also manages the interactions with the GSM circuit-switched network elements (HLR/VLR) and the Short Messaging infrastructure. The Gateway GPRS Support Node (GGSN) is primarily a router. In the packet data network, it is the entity that knows how to route packets to a GPRS mobile terminal. For packets sent by the mobile terminal, the GGSN is the 'point of entry' into the packet data network. A GPRS network may comprise a single GGSN but multiple SGSNs. We began trials of the WAVEGSN in January 2002.

        IPWAVE™.    The IPWAVE™ is a compact, fully functional single TRX BTS intended for in-building deployment in both public and enterprise GSM networks. It can be connected to a WAVEXpress BSC or NIB via an IP network. We began trials of the IPWAVE in June 2001.

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

        WAVEXchange II.    The WAVEXchange II (WXC II) System is a High Capacity HLR/VLR/MSC platform, which supports up to 100,000 subscribers. The WXC II consists of a Central Switching Unit (MSC), with up to 256 E1 interfaces and a number real time operating system servers which provide the HLR, AuC, SMS, Pre-Paid and OMC functionality. The WXC II comes equipped with a Voice Prompt System (VPS) and built in Echo cancellation. The WXC II may be co-located with a WAVEXpress BSC and TurboMAX BTSs or may operate from a central site communicating with remote BSS elements over the standard A interface. The WXC II complies with the ETSI SS7, MAP, ISUP and CAMEL Phase II standards, which permits interoperability with the current WAVEXChange platform and other vendor's MSC, HLR, SMS and SCF products. The WXC II System provides a standard and cost effective platform for GSM macro network deployments and Wireless Local Loop (WLL) services.

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

Broadband Wireless

        We manufacture broadband wireless systems that provide both point-to-multipoint and point-to-point services. Our systems provide IP and clear channel mode transport via wireless broadband service for high-speed network access. These systems are designed as an alternative to copper-based DSL or cable- based broadband technologies and allow a service provider to rapidly install high-speed access throughout a service area. Our technology enables service providers to respond quickly to meet the demand for high-speed network access, and allows businesses to build high-performance wireless networks to supplement wired offerings from service providers.

WAVENET LINK™ CX

        The WAVENET LINK™ CX is a cost-effective product capable of transporting up to 50 Mbps over a distance of up to 10 miles. The radio is mounted outdoors, close to the antenna, to minimize transmission losses, and is connected to the user's local access network or in-building distribution system. The product can be configured for Ethernet transport at 45 Mb/s or as a traditional telco microwave link for DS3 (45 Mb/s) or E3 (34 Mb/s). We have engaged with a partner to distribute an indoor unit for the Link CX radio which will provide up to 28 T1 or 16 E1 tributaries per radio. This combined offering will be very competitive in the mobile telephony infrastructure market.

WAVENET LINK™ 4X

        The WAVENET LINK™ 4X provides a cost-effective solution for access requirements as well as cellular base station connectivity with capacities of up to 4 x 2.048 Mbps. This system features an embedded simple network management protocol. The indoor unit, or IDU, provides all user interfaces including 2.048 Mbps ports, simple network management protocol access and external alarm input.

StreamNet™ ATM Switching

        The Streamnet™ 1200 is a fully functioned ATM switch configured in an environmentally hardened enclosure. In conjunction with the CX radio it provides a cost effective solution for outdoor ATM switching services in the local loop markets. We believe that communication companies will adopt wireless solutions as a more cost-effective method than wired solutions to meet this demand since it allows them to deploy broadband Internet access services more rapidly than would be possible if they had to lease copper wire from the local telephone company. Streamnet 1200™ was first shipped in February 2002.

NetManager

        The NetManager platform is being developed to support both the element and network management of all our ATM and link products on a scalable carrier class platform.

Product Summary

Product Name	Function	Product Features
WAVEXchange™	Wireless switch that routes telephone traffic through the GSM network and can also act as a base station controller.	Small size, low price per user. Design allows users to increase capacity by adding components. Can accommodate up to 8,000 users.
WAVEXpress®/BSC	Base station controller supports from 1 to 16 base transceiver stations.	Supports up to 16 Abis connections and 36 TRXs.
WAVEXtend®/BSC	A high capacity Base Station Controller supporting up to sixteen base transceiver stations	Supports the same number of Abis connections as the WAVEXpress BSC, but the TRX capacity has been increased to 80 TRXs.
WAVEXpress®/BTS	Base transceiver station that supports the radio interface between the mobile telephone and the GSM network.	Accommodates up to three radios and 22 channels.
WAVEXpress®/BSPlus	A product that combines the features of the WAVEXpress/BSC and WAVEXpress/BTS.	Supports up to 3 radios internally, and up to three external WAVEXpress®/BTS base stations.
WAVEXpress®/ TurboMAX™	A macro-network product that extends the reach of the WAVEXpress to provide broader geographic coverage.	Increases power output to up to 25 watts per transceiver.
Network In A Box	All-in-one wireless network that includes the GSM switching, base station control and base transceiver station functions in a single enclosure.	Incorporates all of the functionality of the WAVEXchange, WAVEXpress/BSC and WAVEXpress/BTS in a single enclosure. Supports up to two radios and 1000 users.
WAVEGSN	A low cost Combined Gateway GPRS Support Node (GGSN) and Serving GPRS Support Node (SGSN) providing packet data service to GSM subscribers	All in one GPRS Support node supporting up to 5000 attached users. Can be split in to separate GGSN and SGSN for higher capacities.
WAVELoop™	A high capacity switch for wireless local loop deployments in China.	Supports up to 100,000 subscribers and has integral voicemail and prepaid services.

WAVETransit™	A high capacity switch that provides for the interconnection of multiple WAVEXchange systems and the PSTN.	Supports up to 256 E1 with a variety of PSTN interconnect protocols.
WAVEXchange II	A high capacity mobile switch that switches traffic between the BSS network and the PSTN.
Supports up to 256 E1 ports and 100,000 mobile subscribers. The WAVEXchange II also supports the HLR, VLR, AuC, and EIR databases required to provide mobility and security functionality in a GSM network.
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
WAVENET LINK™ 4X	A cost-effective solution for access requirements as well as cellular base station connectivity with capacities of up to 4xE1.	This system features embedded simple network management protocol (SNMP). The indoor unit, or IDU, provides all user interfaces including E1 ports, SNMP access and external alarm input.
StreamNet™ 1200	An all-outdoor ATM switch being designed to support ATM-25 connections.	Typically used with the all-outdoor Link AX radios to build point-to-point ATM broadband distribution networks to carry converged voice and data traffic.

NetManager	A carrier-class Element and Network Management System for current StreamNet and future interWAVE products.	Being designed to provide management of multiple interWAVE network elements, and interconnection to the customers network management system through standards-based CORBA or JAVA RMI interfaces.
WAVENET LINK™ CX	A license exempt product that provides a DS3 and 100baseT point-to-point connection.	Is used in a variety of applications such as PBX and LAN extension on corporate campuses. Also used in conjunction with the Streamnet 1200 product to provide low cost networking for DSL extension.

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

ISP Interconnect
Problem:	An ISP needs to provide a high speed connection to a large business or residential multi-unit building.
interWAVE Solution:	WAVENET LINK CX™
Value Proposition:	• provide high capacity link quickly, no spectrum license required.
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

Customers

        We have developed relationships with communications equipment providers, systems integrators and wireless service providers. The following table identifies our customers, the applications of our products and the intended end users of communications networks employing our products. For the fiscal year ended June 30, 2002, approximately 25% of our revenue was derived from sales to affiliates of Hutchison. The selected customers listed below each represented less than 10% of our revenues for the fiscal year ended June 30, 2002.

Customer	Application	End Users
Communications Equipment Providers:
Eastcom	• Rural and remote community networks	• Wireless users in developing countries
Telos Engineering	• Wireless office networks	• Large organizations
Wireless Service Providers:
Federated States of Micronesia	• Urban and rural community networks	• Wireless users in Micronesia
NationLink	• Urban and rural community networks	• Wireless users in Somalia
Safaricom	• Urban and rural community networks	• Wireless users in Kenya
Telstra	• Wireless office	• Wireless office in Australia

Sales and Marketing

        We market and sell our solutions around the world through our direct sales force and others utilizing a multi-tiered sales strategy which includes selling to wireless service providers, to communications equipment providers, and to systems integrators that integrate our systems with the products of other companies.

We currently have live GSM systems which are deployed in:

  Australia, Benin, Central African Republic, China, Coco Islands, U.S. Naval Base Guantanamo Bay Cuba, Democratic Republic of Congo, France, Greece, Guam, Kenya, Kosovo, Mauritania, Micronesia, Paraguay, Phillipines, Somalia, Sri Lanka, Turkey, UAE, United Kingdom and the United States.

We also have trial systems that are deployed in:

  Australia, China, France, Indonesia, Senegal, South Africa, Thailand and the United States.

We have live broadband networks in:

  Argentina, Australia, Bangladesh, Barbados, Belize, Benin, Botswana, Brazil, Burkina Faso, Cameroon, Canada, Central African Republic, China, Chile, Colombia, Congo, Costa Rica, Curacao, Ecuador, El Salvador, France, Ghana, Greece, Guinea, Guyana, Honduras, Hong Kong, India, Indonesia, Ivory Coast, Jamaica, Korea, Lebanon, Malaysia, Mexico, Nepal, Nicaragua, Niger, Nigeria, Paraguay, Peru, Philippines, Poland, Puerto Rico, Romania, Russia, Saudi Arabia, South Africa, Sweden, Taiwan, Tanzania, Uganda, the United States, Uruguay and Venezuela.

        Information regarding segment information and geographic information for the last three fiscal years is provided in the consolidated financial statements for the fiscal years ended June 30, 2002, 2001 and 2000. See "Notes to consolidated financial statements, Note 17—Segment Information."

Communications Equipment Providers

        Eastern Communications Co., Ltd. ("Eastcom").    Eastcom is a publicly listed company on the Shanghai Stock Exchange and is one of the leading providers of telecommunications equipment for cellular networks and handsets throughout China. Originally started in the 1950s as a manufacturing facility of the then Ministry of Posts & Telecommunications, Eastcom has since incorporated under its current name and operates as an independent entity. interWAVE has an OEM Agreement with

Eastcom with a value of up to $25 million for BSS extension equipment during the first year. We also have close discussions with Eastcom to set up a manufacturing program in China to support the Chinese market. As of June 30, 2002, Eastcom owns 10.32% of our fully diluted shares.

        Telos Technology Inc.    Telos is a Canadian switch developer and integrator supplying rural networks within the US and internationally. We have partnered with Telos in the deployment of networks worldwide.

Distributors and VARs

        interWAVE's broadband network products included the following channels: systems integrators and distributors, value added resellers, telephone operating companies and Internet and communication service providers. These include YDI in the US, Duxbury in Africa, KF Technologia and Digitel in Brazil, Coasin in Chile, Dateline in Russia, Keppel in Malaysia, and PT Alvarid Mass in Indonesia.

Direct Sales

        We established a direct sales presence in Hong Kong in late 1995 and in Paris in mid-1996. We have established a five-year cooperation agreement with Telstra, headquartered in Australia. Nortel discontinued distribution of our products in June 2002. We have a multi-year cooperation agreement with France Telecom, headquartered in Paris, where we assess the opportunities with France Telecom and determine suitability of products and technologies. Through wireless service providers, such as Hutchison Telecommunications (Hong Kong), a unit of Hutchison Whampoa, FSM Telecom, Safaricom, NationLink, Lanka Cellular Services Limited, and Comunicaciones Personales, S.A., we have deployed our network solutions in Hong Kong, Federated States of Micronesia, Kenya, Somalia, Sri Lanka and Paraguay, respectively.

        In fiscal 2002, Hutchinson, and affiliates, FSM Telecom and Safaricom comprised 25%, 8% and 5% of our revenues, respectively.

        Hutchison Telecommunications Group.    We began deploying our products in Hong Kong with Hutchison Telecommunications Group in 1997. In December 1999, we executed a contract with an affiliate of Hutchison to deploy our products in Sri Lanka. In June 2001, we executed a contract with Comunicaciones Personales, S.A., an affiliate of Hutchison Telecommunications Group, to deploy a nationwide GSM network in Paraguay. In addition, Holodeck Limited, an affiliate of Hutchison and a wholly-owned subsidiary of Hutchison Whampoa owns 2.6 million shares, or 4.46%, of our outstanding shares as of June 30, 2002.

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

Customer Support—Customer Advocacy/Engineering Services

        We complement our products with a worldwide service organization that provides product support, network and radio system design, turnkey installation, maintenance and field engineering. Our support organization provides pre-sales, installation and post-sales support to wireless service providers who have purchased systems directly from us. Our distributors are typically responsible for installation, maintenance and support services to their customers. We offer 24-hour telephone support 7 days a week to both service providers who have purchased systems directly from our distributors and us. We offer an ongoing maintenance program for our products, consisting of product enhancements, product updates and technical support. System operators may renew maintenance and support on an annual basis by paying a maintenance fee. We also provide extensive support to communication equipment providers and systems integrators through product training, 24-hour help-desk support and emergency problem resolution. In addition, we work closely with our customers' first-line support organizations to insure that they have the necessary skills and specific product knowledge to assist their customers with installation, management and other network support requirements.

Research and Development

        Our engineering development team resides in three locations. The main engineering organization is in Menlo Park, California, where hardware, firmware, and the core radio software and systems engineering are done. Over the last year, we reduced our engineering group in California and moved all of our switch software development to Shenzhen in P.R. China, where one-third of our engineering headcount is located. The management system software group and the documentation group reside in Tralee, Ireland.

        In the last fiscal year, the major products that were being developed or delivered were:

  •
  GPRS for the GSM product line
  •
  High capacity WAVEXchange switch supporting over 100,000 subscribers
  •
  Supplementary network service software supporting Intelligent Network Pre-paid system, SMS and authentication center
  •
  UltraWAVE product line supporting initially 6 radios, and can be upgraded to support 12 radios sectorized as four by four by four
  •
  Outdoor base station system, weatherized to with stand -44 degrees Centigrade to 55 degrees Centigrade
  •
  High speed point to point 45Mbit radios in the unlicensed band of 5.3Mhz and 5.8Mhz
  •
  New cost reduced radios to be delivered fourth quarter calendar year 2002, that support high performance GPRS for 850Mhz, 900Mhz, 1800Mhz and 1900Mhz
  •
  Continued cost reduction of high power base stations to achieve lower cost through re-engineering of power amplifiers with alternative suppliers
  •
  Exploratory work in WCDMA

        We believe the company's success depends on its ability to continue to develop more cost effective products through technology innovation and introduce new capabilities and features for existing products. Our engineering development expenditures totaled approximately $19.8 million, $30.5 million and $18.1 million for fiscal years 2002, 2001 and 2000, respectively. In the interest of reducing the cost of research and development, we made a concerted effort to reduce research and development headcount in the U.S., and increased engineering staff in Shenzhen, P.R. China and Tralee, Ireland. Our Colorado Springs facility was closed in July 2002. As of June 30, 2002, engineering development staff consisted of 133 full-time or contracted employees.

Proprietary Rights

        Our success and ability to compete depends in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws as well as non-disclosure agreements to protect our proprietary technology. We currently hold 24 United States patents and have 28 United States patent applications pending. We have filed many of these patent applications in a number of other countries, so that we have a total of 43 issued and 75 patents pending worldwide. We cannot be certain that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will be sufficient to prevent the development of competitive products. We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we have entered into confidentiality agreements with our employees and certain customers, vendors and strategic partners. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products, to design around our patents, or to reverse- engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any such claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

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

Manufacturing

        We rely heavily on contract manufacturing to provide labor and capital-intensive production capacity. We have transitioned all of our product outsourcing to Flash Electronics, ("Flash"). Flash provides contract manufacturing services on all of our GSM and Broadband product lines. Working relations with Flash began in May 2000 and a formal "Manufacturing and Purchase Agreement" was executed in January 2002. Flash Electronics has approximately 200,000 square feet of advanced manufacturing facilities in Fremont, California, and has under construction a new 340,000 square foot facility in Suzhou, Jiangsu Province, P.R. China.

        In April 2002, manufacturing was relocated to our 5,000 square foot facility in Menlo Park, California from our facility in Santa Clara, California. This is part of our main 60,000 square foot facility and is used for planning, procurement, final assembly, system testing, and quality control. We also leased a 12,000 square foot facility that handles receiving, inventory, and shipping, which is within a mile of our main facility. We occupy a 7,000 square foot facility in San Diego, California, which is used for planning, special configuration, and stock management for certain business lines.

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

        Our systems include a number of components that come from sole source suppliers such as Lucent, Motorola and Xilinx. Our contract manufacturers procure these components from distributors or directly from the sole source manufacturers. In addition, for some products we procure these directly. We communicate with the sole source suppliers frequently in order to insure the continuing availability of the components. Generally, if a manufacturer decides to discontinue a critical component, it would provide enough time for us and our contract manufacturers to locate alternative components. However, we may be required to redesign our products or take other steps, which could delay their availability.

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
  •
  cost
  •
  ease of deployment
  •
  sales and distribution capability
  •
  technical support and service

        We expect that competition in each of our markets will increase in the future. We currently compete against GSM communications equipment providers such as Ericsson, Lucent, Motorola, Nokia, and Siemens. We also compete with the TDMA and CDMA product offerings from these same communications equipment providers and expect that a number of them will develop competing data communications products and technologies in the near future. We also compete with the CDMA product offerings of Samsung and LG Electronics. Most of these leading GSM communications equipment providers focus on solutions that address large numbers of subscribers. Equipment providers are beginning to focus on markets with smaller subscriber bases as we do currently. All of the major GSM communications equipment providers have at least partial GSM solutions that address our target markets.

        Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business. We have taken steps in engineering to cost reduce the current design in order to improve margins and compete, but we cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not seriously minimize our business opportunities and negatively affect our results of operations.

Broadband Products

        We have already begun the process of cost reducing the Link CX product and it's components to bring costs substantially lower in order to become the most competitively priced license-free microwave point-to-point radio at 45 Mb/s.

Employees

        As of June 30, 2002, we employed or contracted 329 people, including 43 in operations, 120 in marketing, sales and customer support, 133 in research and development and 33 in finance and administration. Of these employees, 35 were contract employees who were engaged in engineering and customer support. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our relationship with our employees is good.

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

Trademarks

        The following are trademarks of interWAVE: Business Mobility, Community Mobility, Specialized Mobility, interWAVE, TurboMAX, GateWAVE, WAVEServer, IPNIB, WAVEXchange, IBSS, WAVEXpress BS Plus, LiteWAVE-3G, Enabling Global Mobility, I View, NextWAVE, WAVEMate, IWAVEXchange, WAVEIP, IPWAVEXchange, and WAVExtend. The following are registered trademarks of interWAVE: WAVEXpress®, WAVEView®, WAVEXchange® and interWAVE Communications®. The following are trademarks of our subsidiary, Wireless, Inc.: Broadband Without Boundaries™, Starport™, Streamnet™, Wavenet Link™, Wireless, Inc.™. The following are registered trademarks of Wireless, Inc.: WAVENET®, WAVENET ACCESS® and TRANSPORT®. Nortel Networks is a trademark of Nortel Networks Corporation. Other trademarks or service marks appearing in this annual report belong to their respective holders.

Item 2. Properties

        Our corporate headquarters is located in Hamilton, Bermuda. Our principal administrative and engineering facilities are located in leased facilities totaling approximately 56,000 square feet in Menlo Park, California. The five-year lease commenced December 15, 1999. We sublet our former premises in Redwood City following our relocation in early calendar 2000, until the expiration of our Redwood City lease in September 2002. As part of the Wireless, Inc. acquisition, we assumed the lease for 54,800 square feet of facility for research, development and office space occupied by Wireless, Inc. in Santa

Clara, California in June 2001 and terminated the lease in June 2002. The lease would have expired in July 2006. In addition, we lease sales, service and systems testing facilities in the following locations:

City	Approx. S.F.	Lease Expires
Asuncion, Paraguay	2,917	December 2003
Basingstoke, UK	3,000	December 2006
Beijing, PRC	4,436	December 2002
Colombo, Sri Lanka	1,450	February 2003
Colorado Springs, Colorado, USA	4,000	October 2002
Hong Kong, S.A.R.	9,991	August 2002
Melbourne, Australia	338	N/A (month-to-month	)
Paris, France	3,552	October 2005
San Diego (Ferris Square), California, USA	11,411	December 2005
Shenzhen, PRC	1,815	August 2002
Tralee, Ireland	2,961	N/A (month-to-month	)

        In August 2002, we signed a new lease for 2,300 square feet with Hong Kong Technology Centre. We moved into the new office at the end of August 2002. The new lease expires in August 2004. We discontinued our old leases in Hong Kong and Colorado Springs, Colorado in August 2002.

Item 3. Legal Proceedings

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

        The Company and the named officer defendants have made a motion to dismiss the complaint.

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

Information about interWAVE's Common Shares

        The Company's common shares are traded on The NASDAQ National Market under the symbol "IWAV." The following table sets forth the range of the high and low sale prices by quarter as reported on the NASDAQ National Market:

	High	Low
Fiscal Year Ended June 30, 2002:
First Quarter	$2.69	$0.69
Second Quarter	1.24	0.67
Third Quarter	1.02	0.63
Fourth Quarter	1.20	0.75
	High	Low
Fiscal Year Ended June 30, 2001:
First Quarter	$22.94	$7.50
Second Quarter	9.25	1.44
Third Quarter	3.47	1.13
Fourth Quarter	1.37	0.68

        On June 30, 2002, there were approximately 681 shareholders of record of the Company's common shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

DIVIDENDS

        The Company has never paid cash dividends on its common shares. The Company intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common shares.

RECENT SALES OF UNREGISTERED SECURITIES

        The following table sets forth information regarding all unregistered securities of the Company sold by the Company from July 1, 2001 to June 30, 2002.

Class of Purchasers	Date of Sale	Aggregate Number of Title of Securities	Purchase Securities	Form of Price Consideration
Employee options exercises, as a group	07/01/01-06/30/02	Common Shares- 269,764	$209,325	Cash
Employee Stock Purchase Plan	10/01, 4/02	Common Shares- 458,839	$369,062	Cash
Eastern Communications USA, Inc.	06/14/02	Common Shares- 2,000,000	$1,771,000	Cash
Shannon Development of Ireland	06/28/02	Common Shares- 229,765	$187,718	Cash

        All sales of common shares made pursuant to the exercise of stock options granted under the stock option plans of the Company were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

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

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the related notes found elsewhere in this document. The statement of operations data for the fiscal years ended June 30, 2002, 2001, 2000, 1999 and 1998, the balance sheet data as of June 30, 2002, 2001, 2000, 1999 and 1998 are derived from the audited consolidated financial statements of interWAVE certain of which are included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All dollar amounts are expressed in U.S. dollars. Our fiscal year 2002 ended on the actual calendar month end. Prior to November 2001, our fiscal periods ended on the Friday nearest the calendar month end.

	Fiscal Year Ended June 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$42,955	$26,532	$30,139	$17,293	$12,995
Cost of revenues	41,607	25,846	18,747	12,531	12,251

Gross profit	1,348	686	11,392	4,762	744

Operating expenses:
Research and development	19,793	30,483	18,148	14,174	15,300
Selling, general and administrative	25,762	32,915	13,507	7,440	7,742
Amortization of deferred stock compensation	(227)	3,054	9,891	5,254	7,604
Amortization of intangible assets	6,085	3,740	—	—	—
In-process research and development	—	606	—	—	—
Losses on asset impairments and sales	16,657	23,202	—	—	—
Restructuring charges (credit)	(1,986)	6,581	—	—	—

Total operating expenses	66,084	100,581	41,546	26,868	30,646

Loss from operations	(64,736)	(99,895)	(30,154)	(22,106)	(29,902)
Interest income, net	1,373	6,482	4,120	236	548
Interest expense, net	(317)	(187)	(2,061)	(2,403)	(1,115)
Other expense, net	(436)	(212)	(217)	(82)	(133)

Net loss before income taxes	(64,116)	(93,812)	(28,312)	(24,355)	(30,602)
Income tax expense	209	324	99	113	220

Net loss	(64,325)	(94,136)	(28,411)	(24,468)	(30,822)
Dividend effect of beneficial conversion feature to H-1 preferred shareholders	—	—	(2,055)	—	—

Net loss attributable to common shareholders	$(64,325)	$(94,136)	$(30,466)	$(24,468)	$(30,822)

Basic and diluted net loss per share	$(1.15)	$(1.93)	$(1.33)	$(4.96)	$(6.68)
Weighted average common shares outstanding basic and diluted	55,833	48,900	22,964	4,934	4,614
	June 30,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,403	$25,974	$43,813	$3,919	$7,340
Working capital	22,912	58,631	154,138	1,608	10,770
Total assets	52,627	130,874	175,653	26,568	29,613
Long-term debt, net of current portion	2,502	3,494	1,711	486	1,074
Total shareholders' equity	30,147	93,211	162,619	8,800	18,453

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the selected consolidated financial information and our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors That May Affect Future Results" and elsewhere in this report. Our fiscal year ends on the actual calendar month end of June 30.

OVERVIEW

        We provide compact wireless communications systems for the GSM market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems were initially deployed to add capacity and coverage to existing systems, primarily in Asia. Deployments of community networks began in 1998, primarily in China and Africa. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $43.0 million in 2002, $26.5 million in 2001, and $30.1 million in 2000. We incurred net losses of $64.3 million in 2002, $94.1 million in 2001, and $28.4 million in 2000. As of June 30, 2002 and 2001, we had an accumulated deficit of $298.6 million and $234.3 million, respectively. We made no acquisitions during fiscal 2002.

        We went through a series of downsizings and realignments over this last fiscal year while we faced a very challenging economic global environment. We brought in new financial and sales management at the beginning of the fiscal year and adopted a set of rigorous reporting procedures to ensure visibility and accountability. We sharpened our focus on our core business as a provider of cellular infrastructure networks to operators; as a result, we reduced our broadband product line and developed operating metrics, thereby targeting lowered operating expenses, decreased losses and increased revenue. Comparing our financial results year over year:

  •
  Sales: We grew sales by 62%, up from $26.5 million last year to $43.0 million in fiscal 2002, and we accomplished this despite a world-wide recession, a decrease in telecommunications spending, and the collapse of major telecommunications companies.

  •
  Operating expense: We lowered research and development, sales, general and administrative and bad debt expenses by approximately 28%.

  •
  Headcount: We reduced our headcount to lower expenses and focus on a more conservative technology development program.

  •
  Cash burn (the consumption of cash, cash equivalents, short-term investments, and restricted cash): By management and executives' attention to our spending, coupled with the resizing of our team, we reduced our annual combined cash burn rate from $89 million to $31 million, and lowered our annualized cash burn in the second half of the year to $15 million as the expense reductions began to take hold. All this resulted in a net cash burn decrease of 65% year-over-year. We continued the focus on lowering spending during the fourth quarter. Recent additional force reduction targets are planned to reduce overall employee headcount, and moving approximately one-half of engineering to P.R. China and Ireland, where the cost for developing is significantly lower.

  •
  Collections: We increased our annual accounts receivable collections by 92% to $46 million, up from the prior year's $24 million.

        On the business strategy side, we expanded our marketing and sales into Latin America and Eastern Europe. Of the revenue in fiscal year 2002, 35% of the revenue was from Latin America, 29% of the revenue was from Europe, Middle East and Africa, 19% was from Asia Pacific, and 17% was from North America, mostly from "license saver" sales to small operators in the U.S. Recent expansion into Russia should allow us to begin to establish presence in Eastern Europe, where cellular service penetration is low and growth potential is significant.

        With the asset purchase of GBase, including CDMA2000 IP based product and technology and the team from GBase Communications ("GBase") that was completed in September 2002, we plan to expand our product offering to address the new network builds in follow on to CDMA IS-95 networks in the U.S., China, Japan and parts of Latin America. These new IP based product and technology from GBase provides a pico, micro and macro level BTS for 1XRTT CDMA 2000, which could be upgraded to 1XEVDO in the future.

        Due to the state of the worldwide economy and the uncertainty of economic recovery, we have taken decisive actions to further cut costs. Specific steps have already been taken since June 2002 to further reduce expenses with headcount cuts, development program cuts, and product streamlining. We have terminated 62 employees and contractors and reduced compensation and work hours of 8 additional employees since the end of June 2002, and we plan to continue to reduce expenses to align operational costs with the reduced world telecom economic outlook. We also plan to cost reduce our core product line to improve overall margins.

        We plan to continue to refine our sales and marketing strategy going forward for the next fiscal year in light of the worldwide recession and conservatism across all segments of industry. We plan to market into countries where wireless telephone services are critical for continued economic survival, offering solutions at price points for overall network deployment that ensures the operator breakeven at or below one year. Taking our success in Sri Lanka, Paraguay and some of the African countries, we plan to make further inroads into regions in Latin America, Eastern Europe, western provinces of China, and parts of South East Asia.

        We expanded our product and technology portfolio to include CDMA2000 in order to begin to address this new expansion in the market, where CDMA IS-95 operators are now upgrading their networks to improve capacity and offer better data services. CDMA2000 appears to represent new opportunities for us to sell in the U.S., China, certain parts of Latin America, Japan and Korea. CDMA2000 is viewed as a critical strategic initiative for the Company for fiscal 2003.

        We plan to continue to build on the strategic alliances we have and form strong OEM relationships with larger companies such as Eastcom and UTStarcom in order to lower our operational support costs, and focus the company on delivery of differentiated products, technology and network systems.

        In fiscal 2003, we plan to focus on reduction in operational, sales and marketing costs by relying more on our strong partners. This includes plans to move direct support services to these partners or third party systems integrators. Other areas of critical importance are the aggressive cost reduction on core product lines through design and manufacturing, plans to expand our presence to new regions of Latin America, China and Eastern Europe to capture new opportunities in these regions, and plans to broaden our marketing to include CDMA2000 customers.

        We plan to continue to seek funding, as done through the recent UTStarcom strategic investment. We plan to look to financial institutions and investment funds for funding.

CRITICAL ACCOUNTING POLICIES

        We believe that there are several accounting policies that are critical to understanding our future performance as these policies affect the reported amounts of revenue and other significant areas that involve management's judgments and estimates. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 to the consolidated financial statements for further discussion of the following critical accounting policies as well as our other significant accounting policies.

Revenue Recognition

        We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." Accordingly, equipment revenue is recognized when all of the following have occurred: persuasive evidence of an arrangement exists, the product has been shipped, title and all of the benefits and risks of ownership including risk of loss have passed to the customer, we have the right to invoice the customer, collection of the receivable is reasonably assured, and we have fulfilled all pre-sale contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed. Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to us. Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

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

Inventory Valuation

        We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, quality issues, excess inventory and obsolescence. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

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

        We evaluate the recoverability of long lived assets when events or circumstances indicate a possible impairment. Any impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operation.

Restructuring Charges

        Subsequent to the June 2001 acquisition of Wireless, Inc., our Board of Directors approved a plan to reduce the aggregate work of interWAVE, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction. The restructuring activities were initiated primarily due to the severe downturn in the economic environment in the telecommunications industry. Restructuring charges are recorded in the consolidated statement of operations as a separate line item. Please refer to Note 9 to the consolidated financial statements on further discussion of our restructuring activities.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted SFAS No. 141 and it did not have an impact on the consolidated financial position, results of operations, or cash flows. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The Company no longer has any goodwill and therefore does not anticipate any material effects as a result of adopting this statement.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS Nos. 143 and 144 for its fiscal year beginning July 1, 2002. The effect of adopting these statements is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the financial statements.

LOSSES ON ASSET IMPAIRMENTS AND SALES

        We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our review of our fiscal 2002 fourth quarter results, we performed an impairment analysis of identifiable intangible assets and goodwill recorded in connection with our acquisition of Wireless, Inc. and other long-lived assets. The assessment was performed primarily due to the continuing softening of the global economy and the telecommnuications industry in particular, the continuing decline in our stock price, the net book value of assets significantly exceeding our market capitalization, the overall decline in industry growth rates which indicate that this trend may continue for an indefinite period. As a result of this assessment, we recorded approximately $19.4 million in asset impairment charges. This amount included $16.5 million to write down the net book value of goodwill and property and equipment from its acquisitions of Wireless, Inc. to zero, as well as an additional $2.9 million to write off Wireless, Inc.'s inventories, which was charged to cost of revenues. The Company also sold certain assets related to Wireless, Inc. to a third party and recorded a loss on that sale of $0.2 million.

Fiscal 2002	Balance at June 30, 2001	Additions/ (Disposals/Usage)	Depreciation/ Amortization	Impairment Charge/Loss on sale	Balance at June 30, 2002
Intangible assets(2):
Wireless, Inc.	$21,624	$891	$(6,517)	$(15,998)	$—
Inventories(1):
Wireless, Inc.	5,222	(1,972)	—	(2,916)	334
Property and Equipment(2):
Wireless, Inc.	2,804	(843)	(1,302)	(659)	—

	$29,650	$(1,924)	$(7,819)	$(19,573)	$334

(1)
The impairment for inventories was charged to cost of revenues.

(2)
The impairment for intangible assets and property and equipment was charged to losses on asset impairments and sales.

        The write-down to estimated fair value was based upon the estimated future discounted cash flows from operations and estimated terminal values of the businesses (see Note 8 to the consolidated financial statements).

RESTRUCTURING CHARGES

        Our restructuring accrual as of June 30, 2002 is summarized as follows (in thousands):

Fiscal 2002	Restructuring Accrual as of June 30, 2001	Additions/ Reversals	Non-cash Charges	Payments	Restructuring Accrual as of June 30, 2002
Future lease payments related to Abandoned facilities	$5,986	$(2,880)	$(614)	$(1,745)	$747
Abandoned leasehold improvements	595	39	(634)	—	—
Workforce reduction	—	855	—	(820)	35

Total	$6,581	$(1,986)	$(1,248)	$(2,565)	$782

        During fiscal 2002, we reduced our workforce by an additional 107 employees, and closed certain facilities. As a result, we recorded a restructuring expense related to severance payments and future lease commitments and recorded an additional charge of $0.9 million.

        Additionally, we negotiated and signed a lease termination agreement which reduces our operating lease commitment significantly over the next three years. The actual termination agreement differed from the estimate and resulted in a reduction of the lease loss accrual and accordingly, reversed $2.9 million as a restructuring credit in the accompanying consolidated statements of operations.

        The remaining restructuring accrual for future lease payments related to abandoned facilities and workforce reduction of $0.8 million is expected to be paid out through December 2002, and is included on the accompanying consolidated balance sheet in accrued expenses and other current liabilities.

OPERATIONS

        We operate in two business segments—GSM and broadband products. We also recently acquired the assets of a developer of CDMA 2000 products. We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from systems sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 65% of net revenues in 2002, 69% of net revenues in 2001, and 96% of net revenues in 2000. Other revenues were derived primarily from other equipment sales and installation services.

        Currently, our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems and by direct sales to wireless service providers. In fiscal year 2002, sales to communications equipment providers represented 13% of total revenues, sales to systems integrators accounted for 23% of total revenues and direct sales to wireless service providers represented 64% of total revenues.

        We rely on our internal sales forecasts and our ongoing discussions with customers, including their formal purchase orders, as guidance for planning our production and our revenue outlook.

        We have a strategic relationship with Eastern Communication Company, Ltd. ("Eastcom"), one of China's largest telecommunication equipment manufacturers. Our sales to Eastcom may be significant to our business, and if we fail to sell our products to Eastcom, our business could be adversely affected.

        Net revenues outside North America represented approximately 83%, 84% and 88% of total net revenues in fiscal years 2002, 2001 and 2000, respectively. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments. All of our revenues are currently in U.S.

dollars, which reduces our exposure to fluctuations in revenues attributable to changes in currency exchange rates. In the future, business conditions may require us to sell our products in other currencies. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, the potential loss of security interest, political instability, reduced ability to enforce obligations and reduced protection for our intellectual property.

        We have incurred substantial operating losses and substantial cash outflow since our inception and we expect to incur net losses and net cash outflow in the near future, which may be substantial. A significant portion of our expenses are fixed in the near term, and we may not be able to quickly reduce spending if our revenue is lower than anticipated. Therefore, net losses in a given quarter could be greater than expected. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you must consider our prospects in light of our history in business in a rapidly evolving market. For additional information on factors that may affect our future results of operations, please see "Risk Factors That May Affect Future Results."

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

        Cost of revenues primarily consists of material costs, direct labor costs, warranty costs, royalties, overhead related to manufacturing our products, amortization of intangible assets, and customer support costs.

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

        We currently obtain all of our primary components and subassemblies for our GSM products from a single independent contract manufacturer. Accordingly, a significant portion of our cost of revenues consists of payments to this supplier. The remainder of our cost of revenues for GSM products includes to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration.

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

        Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $(0.2) million, $3.1 million and $9.9 million was amortized in fiscal years 2002, 2001 and 2000, respectively. The balance in deferred compensation of $0.3 million as of June 30, 2002 is being amortized on an accelerated basis over the vesting period of the applicable options, which is typically four years.

        Our current GSM products operate on the GSM standard. GSM competes with other digital standards, including code division multiple access, or CDMA, and time division multiple access, or TDMA. GSM also competes with analog standards. In the event that TDMA or CDMA become the dominant digital wireless communication standard in geographic markets we are seeking to address, the acceptance of our GSM products and our GSM revenues and operating results from GSM would be harmed.

        The most prevalent emerging third generation ("3G") standards of wireless communications are essentially forms of CDMA, but the Universal Mobile Telephony Services ("UMTS") form of 3G is built upon a GSM base. Rather than subtracting from the market appeal of GSM, early indications are that more carriers may deploy GSM prior to their deployment of 3G because some elements of GSM are used by a prevalent form of 3G. Ultimately, however, 3G may become the dominant wireless standard, so that we must be competitive in offering a 3G product to assure acceptance of our wireless voice and data products in the marketplace. In September 2002, we have acquired substantially all of the assets of a 3G CDMA 2000 developer, GBase Communications, to address the need for a 3G product and 3G technology.

        Our industry is intensely competitive, and many of our competitors are major telecommunications equipment providers with resources that are significantly greater than ours. In addition to competitive pressures, we will also likely encounter declining sales prices and profit margins over time as products mature.

RESULTS OF OPERATIONS

        The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of net revenues.

	Fiscal Years Ended June 30,
	2002	2001	2000
As a Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	96.9	97.4	62.2
Gross margin	3.1	2.6	37.8
Operating expenses:
Research and development	46.1	114.9	60.2
Selling, general and administrative	60.0	124.1	44.8
Amortization of deferred stock compensation	(0.5)	11.5	32.8
Amortization of intangible assets	14.2	14.1	—
In-process research and development	0.0	2.3	—
Losses on asset impairments and sales	38.8	87.4	—
Restructuring charges (credit)	(4.6)	24.8	—
Total operating expenses	153.8	379.1	137.8
Operating loss	(150.7)	(376.5)	(100.0)
Interest income, net	3.2	24.4	13.7
Interest expense, net	(0.7)	(0.7)	(6.9)
Other expense, net	(1.0)	(0.8)	(0.7)
Net loss before income taxes	(149.3)	(353.6)	(93.9)
Income tax expense	(0.5)	(1.2)	(0.3)
Net loss	(149.7)	(354.8)	(94.3)
Dividend effect of beneficial conversion feature to H-1 shareholders	—	—	(6.8)
Net loss attributable to common shares outstanding	(149.7)%	(354.8)%	(101.1)%

        Sales to major customers and related parties are as follows (in thousands):

	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2002	2001	2000	2002	2001	2000
	Net Revenues			Percentage of Net Revenues
Hutchison Telecommunications Group(1)	$10,636	$5,285	$6,353	25%	20%	21%
Eastern Communications Co., Ltd.(1)	2,978	—	—	7	—	—
Campus Link	—	2,706	—	—	10	—
Nortel Networks(1)	164	1,697	8,574	—	6	28
HangZhou Topper Electric Corporation	—	—	3,444	—	—	11

Total	$13,778	$9,688	$18,371	32%	36%	60%

(1)
Denotes related party.

Comparison of Fiscal Years Ended June 30, 2002 and 2001

Net Revenues

        Net revenues increased 62%, an increase of $16.4 million, from $26.5 million for the fiscal year ended June 30, 2001 to $43.0 million for the fiscal year ended June 30, 2002. This increase was due to our continued penetration in Asia, Middle East and Africa, and Latin America despite continued deterioration of overall market conditions in the global economy and in the telecommunications industry in particular. Approximately 200 customers accounted for all of our net revenues in 2002 compared to over 100 customers in 2001. Sales to affiliates of Hutchinson Telecommunications Group and Eastern Communications Co., Ltd. accounted for 25% and 7%, respectively, of net revenues in 2002.

Cost of Revenues

        Cost of revenues increased 61%, an increase of $15.8 million, from $25.8 million during 2001 to $41.6 million during 2002. As a percentage of net revenues, cost of revenues was 97% in 2001 and 2002. In 2002, 12% of net revenues was attributed to our WAVEXchange and Network In A Box products, which earn higher gross profits, while 49% was attributed to our WAVEXpress/BTS, which earns lower gross profits. In 2001, 17% of net revenues was attributed to our WAVEXchange and Network In A Box products, while 46% was attributed to our WAVEXpress/BTS. However, the increase in product mix to higher gross profits was offset by the $5.0 million inventory valuation charge, a $2.9 million impairment charge on Wireless, Inc. inventories, and the relatively high fixed costs of operations and field services.

Research and Development Expenses

        Research and development expenses decreased by $10.7 million, a decrease of 35%, from $30.5 million in 2001 to $19.8 million in 2002. The decrease was primarily due to a reduction in headcount in research and development from 156 as of June 30, 2001 to 133 as of June 30, 2002. This caused the following decreases from 2001 to 2002: salaries and wages of $1.8 million, consultants/temporary services of $1.6 million, recruiting of $0.4 million and relocation of $0.1 million. In addition to the labor-related decreases, there were also decreases in depreciation of $3.1 million, and travel and entertainment of $0.7 million. The remaining decrease of $3.0 million was comprised of operating supplies, phones and other miscellaneous expenses all of which were driven by the decrease in headcount year over year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased by $7.1 million, a decrease of 22%, from $32.9 million during 2001 compared to $25.8 million in 2002. The decrease was primarily due to a reduction in bad debt of $8.2 million. There was also a decrease of $1.1 million in the usage of consultants/temporary services, a decrease of $0.4 million in recruiting, a decrease of $0.6 million in marketing expenses, and a decrease of $3.3 million in operating supplies, phones and other miscellaneous expenses. This was offset by an increase to salaries and wages of $1.7 million, commissions of $1.4 million, travel and entertainment of $0.2 million, investor relations and services of $0.2 million, and depreciation and miscellaneous expenses of $3.0 million.

Amortization of Deferred Stock Compensation

        Amortization of deferred stock compensation decreased $3.3 million, a decrease of 107%, from $3.1 million in 2001 compared to $(0.2) million in 2002. The decrease in amortization was due to the accelerated amortization of deferred stock compensation in the prior year and credits applied from forfeitures of stock options in the current year for terminated employees. During 2002, options were granted at fair market value, with no additions to deferred stock compensation.

Amortization of intangible assets

        Amortization of intangible assets increased $2.3 million from $3.7 million in 2001 to $6.1 million in 2002. The increase in amortization was due to our acquisition of Wireless, Inc. in June 2001, which resulted in an increase in goodwill and other intangible assets of $21.9 million from June 30, 2001 to June 30, 2002.

In-process research and development

        We did not make any acquisitions during fiscal 2002, and accordingly, no in process research and development expenses were recorded. The $0.6 million in process research and development expense during fiscal 2001 relates to our acquisition of Microcellular Systems Limited in July 2000.

Losses on asset impairments and sales

        Losses on asset impairments and sales decreased $6.5 million from $23.2 million in 2001 to $16.7 million in 2002. The $23.2 million asset impairment and sales in 2001 relates to our write-down to estimated fair values of various intangible and other assets primarily through our acquisitions of Microcellular Systems Limited and 3C. The $16.7 million asset impairment and sales in 2002 relates to our write-down to estimated fair values of Wireless, Inc.'s intangible and other assets, and our sale of certain assets related to Wireless, Inc. to a third party. Wireless, Inc. was acquired by us in June 2001. See Note 8 to the consolidated financial statements for details.

Restructuring charges (credits)

        In accordance with our plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, the Company recorded a restructuring charge of $6.6 million for fiscal 2001. During fiscal 2002, the Company had additional layoffs, closed down several facilities, recorded an additional charge of $0.9 million, and reversed $2.9 million as a restructuring credit to reflect the final restructuring accrual. See Note 8 to the consolidated financial statements for details.

Interest Income, net

        Interest income decreased $5.1 million from $6.5 million in 2001 to $1.4 million in 2002. The decrease was due to the continuing reduction of cash and investments from our use of funds for operations.

Interest Expense, net

        Interest expense was $0.3 million and $0.2 million in 2002 and 2001, respectively. This expense was primarily associated with equipment loans and leases.

        We have a $5 million credit facility with Wells Fargo Bank. Interest rate is New York LIBOR -1% payable monthly, which would result in annual interest expense of approximately $0.1 million based on the June 30, 2002 LIBOR one year rate of 2.25%. No amounts have been drawn down as of June 30, 2002 although the availability to borrow has decreased by $1.4 million since that amount has been utilized to cover two standby letters of credit for vendor performance bonds and to cover a standby letter of credit for the final costs of the facility lease which was renegotiated and which will cease after October 2002. The original $5 million line was renegotiated in August 2001 and we are required to maintain a minimum security interest of $5 million in cash or equivalent instruments with the bank.

        In January and March 2001, the Company entered into two additional equipment financing agreements for an aggregate total of $2 million. The financing equipment loans range from three to four years. The interest on each loan is fixed at the time of the draw down with the interest rates ranging from 9.8% to 10.3%. Obligations under all loans are secured by the assets financed. The Company had $1.2 million and $1.6 million outstanding as of June 30, 2002 and 2001, respectively. Approximately $0.4 million of the outstanding balance as of June 30, 2002 will be repaid over the next twelve months.

        The Company has a $5 million credit facility with Wells Fargo Bank. Interest rate is New York LIBOR -1% payable monthly, which would result in annual interest expense of approximately $0.1 million based on the June 30, 2002 LIBOR one year rate of 2.25%. No amounts have been drawn down as of June 30, 2002 although the availability to borrow has decreased by $1.4 million since that amount has been utilized to cover two standby letters of credit for vendor performance bonds and to cover a standby letter of credit for the final costs of the facility lease which was renegotiated and which will cease after October 2002. The original $5 million line was renegotiated in August 2001 and the Company is required to maintain a minimum security interest of $5 million in cash or equivalent instruments with the bank.

        In addition, we have two additional credit facilities for a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. As of June 30, 2002 and 2001, $0.3 million and $0.5 million has been drawn down, respectively. Should we elect to borrow funds under our committed lines of credit, we will incur additional interest expense during any periods when amounts are outstanding under the lines.

Income Taxes

        In 2002 and 2001 our U.S. subsidiary incurred net losses for United States federal and state income tax purposes. We recorded a provision for income taxes of $0.2 million and $0.3 million, respectively, related to current international income tax provided on the profits attributable to our foreign operations. As of June 30, 2002, we had $181.8 million of federal and $93.3 million of state net operating loss carryforwards to offset future taxable income. The difference between available net operating losses and our accumulated deficit as reported for financial statement purposes is principally because losses incurred in Bermuda are not subject to a carry-forward since there is no tax on income earned in Bermuda.

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

Interest Income, net

        Interest income increased $2.4 million from $4.1 million in 2000 to $6.5 million in 2001. The increase was due to the increase in investments as a result of our January 2000 initial public offering and interest earned from our notes receivable.

Interest Expense, net

        Interest expense was $0.2 million and $2.1 million in 2001 and 2000, respectively. This expense was principally due to amortization of the discount ascribed to the warrants issued in conjunction with the 1999 bridge loan financing, which expired at the beginning of fiscal 2001.

Income Taxes

        In 2001 and 2000, our U.S. subsidiary incurred net losses for United States federal and state income tax purposes; and we recorded a provision for income taxes of $0.3 million and $0.1 million, respectively, related to current international income tax provided on the profits attributable to our foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

	2002	2001	2000
	(in thousands)
Cash and cash equivalents	$11,403	$25,974	$43,813
Short-term investments	2,849	20,012	92,094
Net cash used in operating activities	(28,811)	(49,389)	(21,779)
Net cash provided by (used in) investing activities	14,019	41,523	(97,325)
Net cash provided by (used in) financing activities	666	(10,046)	158,979

        Operating Activities.    Net cash used in operating activities in 2002, 2001 and 2000 was primarily a result of net operating losses. Net cash used in operating activities for 2002 was primarily attributable to net loss from operations, decreases in accounts payable and accrued expenses and other liabilities, offset by non-cash depreciation and amortization and losses on asset impairments and sales, as well as decreases in inventory and trade receivables and increases in deferred revenue. For 2001, net cash used in operating activities was primarily attributable to net loss from operations, increases in inventory and decreases in accounts payable, offset by non-cash depreciation and amortization and losses on asset impairments and sales, as well as decreases in trade receivables and increases in accrued expenses and other current liabilities and deferred revenue. For 2000, net cash used in operating activities were primarily attributable to net loss from operations and increases in trade receivables, offset by increases in accounts payable.

        Investing Activities.    For 2002, the primary source of cash in investing activities was the sale of short-term investments. For 2001, our investing activities consisted primarily of the sale of short-term investments offset by cash used in acquisitions for $18.5 million (see Note 6 to the consolidated financial statements). Other uses of cash in investing activities consisted of purchases of $8.2 million in capital equipment and intangible assets. We expect that capital expenditures will decrease due to our continued cost-cutting efforts and conservation of cash resources. For 2000, the primary use of cash in investing activities were the purchases of short-term investments and capital equipment.

        Financing Activities.    During 2002, we raised $2.5 million from the sale of shares and the exercise of warrants, options and ESPPs. In 2001, the primary use of cash in financing activities were principal payments on notes payable net of receipts on our issuance of notes receivable to several of our customers. In January 2000, we completed our initial public offering, which raised $116.3 million net of costs.

        Commitments.    We lease all of our facilities under operating leases that expire at various dates through 2006. As of June 30, 2002, we had $7.1 million in future operating lease commitments. In August 2002, we signed a new lease for 2,300 square feet of facility with Hong Kong Technology Centre. We moved into the new office at the end of August 2002. The new lease expires in August 2004. In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements.

        As of June 30, 2002, we have two capital leases with GE Capital. Aggregate future lease payments are $0.5 million, $0.5 million and $0.3 million for fiscal years 2003, 2004 and 2005, respectively.

        Summary of Liquidity.    There can be no assurances as to whether our existing cash and cash equivalents plus short-term investments will be sufficient to meet our liquidity requirements. We have had recurring net losses, including net losses of $64.3 million, $94.1 million and $28.4 million for the years ended June 30, 2002, 2001 and 2000, respectively, and we have used cash in operations of $28.8 million, $49.4 million, and $21.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. Management is currently forming and attempting to execute plans to address these matters. These plans include achieving revenues and margins that will sustain levels of spending, reducing levels of spending, raising additional amounts of cash through the issuance of debt, equity or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. In this regard, our independent auditor's report contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern. We cannot assure you that we will be successful in the execution of our plans.

SUBSEQUENT EVENTS

        In late September 2002, we completed the purchase of substantially all of the assets of GBase Communications ("GBase"), a developer of CDMA 2000 base station systems (BSS) and packet data servicing nodes (PDSNs) for third generation (3G) markets under a license from Qualcomm, Inc ("Qualcomm").

        Under the asset purchase agreement, we acquired substantially all of GBase's assets and assumed $0.5 million in liabilities. The initial purchase consideration to the former GBase shareholders is a maximum of 3.4 million common shares. Contingent consideration of 0.8 million common shares will be set aside in an escrow that will be issued only upon the accomplishment of certain future milestones. If our closing share price at the end of each day during the last calendar quarter of 2003 is below $2 per share, we may be obligated to issue additional contingent consideration in a combination of common shares and cash, such that the total consideration at that time equals $8.4 million based on a $2 per share price.

        Also in late September 2002, we amended our original equipment manufacturer agreement with UTStarcom, Inc. ("UTStarcom"). Additionally, UTStarcom acquired 5.8 million shares of our common stock for a purchase price of $3.0 million. In return, we will provide certain network interface technical design services, and in the future produce product for UTStarcom that includes the network interface for CDMA 2000. Under the agreement, we have deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.

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

We may require additional financing to fund operations in Fiscal 2003 and beyond and we cannot assure you that additional financing will be available.

        There can be no assurance as to whether our existing cash and cash equivalents plus short-term investments will be sufficient to meet our liquidity requirements. We have had recurring net losses, including net losses of $64.3 million, $94.1 million and $28.4 million for the years ended June 30, 2002, 2001 and 2000, respectively. We have used net cash in operations of $28.8 million, $49.4 million, and $21.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. Management is currently forming and attempting to execute plans to address these matters. These plans include achieving revenues and margins that will sustain levels of spending, reducing levels of spending, raising additional amounts of cash through the issuance of debt, equity or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. In this regard, our independent auditor's report contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern. We cannot assure you that we will be successful in the execution of our plans.

Because we have a limited operating history, we cannot be sure that we can successfully execute our business strategy.

        We did not record revenue from our first product sale until May 1997. We have a limited history of generating significant revenues. Some of our products are new products and some of our customers are testing our new products for incorporation into live networks. Therefore, you have limited historical financial data and operating results with which to evaluate our business and our prospects. You must consider our prospects in light of the early stage of our business in a new and rapidly evolving market. Our limited operating history may make it difficult for you to assess, based on historical information, whether we can successfully execute our business strategy. If we are unable to successfully execute our business strategy, we would likely not achieve anticipated levels of revenue growth. In this event, we would be unable to achieve profitability or achieve cash-flow breakeven or build a sustainable business.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

        As of June 30, 2002, we had an accumulated deficit of $298.6 million. We incurred net losses of approximately $64.3 million, $94.1 million and $28.4 million in the fiscal years ended June 30, 2002 and 2001 and 2000, respectively. We may continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

        Due to these factors, as well as other factors described in this risk factors section, we may be unable to achieve or maintain profitability. If we are unable to achieve or maintain profitability, or if we are unable to achieve cash-flow breakeven, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

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

  •
  the mix of products sold, because our various products generate different gross margins;

  •
  any delay in shipments caused by component shortages or other manufacturing problems, extended product testing of complex products or regulatory issues;

  •
  the timing of orders from and shipments to major customers, including possible cancellation of orders;

  •
  the loss of a major customer;

  •
  reductions in the selling prices of our products;

  •
  cost pressures from shortages of skilled technical employees, increased product development and engineering expenditures and other factors;

  •
  customer responses to announcements of new products and product enhancements by competitors and the entry of new competitors into our market;

  •
  economic and political conditions in the markets where we sell our products;

  •
  the level of capital equipment spending by our customers, including telecommunications service providers, and Internet service providers; and

  •
  macroeconomic conditions, including recession conditions in the telecommunications industry worldwide.

        Due to these and other factors, our results of operations could fluctuate substantially in the future, and quarterly comparisons may not be reliable indicators of future performance. In addition, because many of our expenses for personnel, facilities and equipment are relatively fixed in nature, if revenues fail to meet our expectations, we may not be able to reduce expenses correspondingly. As a result, we would experience greater than expected net losses and net cash outflow. If we experience greater than expected net losses and net cash outflow, our share price and the value of your investment would likely decline.

Our stock price has been volatile since our initial public offering, which may make it more difficult for you to resell shares at prices you find attractive.

        The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. The economic and political conditions for the world economy have been unfavorable. The market conditions for the stocks of telecommunications equipment manufacturers have been unfavorable. In addition, the stock market has experienced extreme volatility, and a steep decline, with volatility that may be unrelated to the operating performance of companies and a decline related to recession conditions in telecommunications markets. These broad market and industry fluctuations and conditions may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to attract or retain key employees, many of whom have been granted stock options.

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

        As part of our business strategy, we completed several acquisitions during the 2001 fiscal year and have recently completed our acquisition of substantially all of the assets of GBase Communications. Acquisition transactions are accompanied by a number of risks, including:

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

Historically we have relied on a small number of customers for most of our revenues, and a decrease in revenues from these customers could seriously harm our business. Some of our customers have experienced a severe downturn in business.

        A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues in the three most recent fiscal years were as follows:

	Fiscal Years Ended June 30,
	2002	2001	2000
Hutchison Telecommunications Group	25%	20%	21%
FSM Telecom	8	—	—
Eastern Communications Co., Ltd.	7	—	—
Campus Link	—	10	—
Nortel Networks	—	6	28
HangZhou Topper Electric Corporation	—	—	11

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

We currently depend primarily on one contract manufacturer for all of our products, and plan to use only one contract manufacturer in the future.

        We depend primarily on one contract manufacturer for most of our GSM products and for our broadband products. We do not have long-term supply contracts with our contract manufacturer, and the manufacturer is not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. None of our products are manufactured by more than one supplier. We do not expect this to change for the foreseeable future.

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

We do not typically have a significant sales backlog and therefore may incur expenses for excess inventory or be unable to meet customer requirements.

        We do not have a significant backlog because our customers typically give us firm purchase orders with short lead times before requested shipment. However, our contract manufacturer requires commitments from us so that it can allocate capacity and be assured of having adequate components and supplies from third parties. Failure to accurately estimate product demand could cause us to incur expenses related to excess inventory or prohibit us from meeting customer requirements.

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

  •
  increased insurance costs.

        In addition, our products often are integrated with other network components. There may be incompatibilities between these components and our products that could significantly harm the service provider or its subscribers. Product problems in the field could require us to incur costs or divert resources to remedy the problems and subject us to liability for damages caused by the problems or delay in research and development projects because of the diversion of resources. These problems could also harm our reputation and competitive position in the industry.

We may experience difficulties in the introduction of new or enhanced products or 3G that could result in significant, unexpected expenses or delay their launch, which would harm our business.

        The development of new or enhanced products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or product enhancements. We must also effectively manage the transition from old products to new or enhanced products. We have acquired the assets of a 3G product development company, GBase Communications. We cannot assure you that we will be able to develop, introduce or manage this or any other new product or product enhancements in a timely manner or at all. Failure to develop new products or product enhancements or 3G products in a timely manner would substantially decrease market acceptance and sales of our products.

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

        An international consortium of standards bodies has established the specifications for the third generation ("3G") wireless standard, and is further working to establish the specifications of a future wireless standard and its interoperability with existing standards. Any failure of our products to comply with 3G or future standards, including Qualcomm's standards for CDMA, could delay their introduction and require costly and time consuming engineering changes. After a future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future. As a result, we may be unable to achieve or sustain profitability or positive cash flow.

Our market opportunity could be significantly diminished in the event that GSM or any subsequent GSM-based standards do not continue to be or are not widely adopted or if CDMA 2000 is not widely adopted.

        Our current GSM products are designed to utilize only GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA, and time division mutiple access, or TDMA. We have plans to offer CDMA 2000 products, beginning with 1XRTT products. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, or in the event that CDMA 2000 products are not widely adopted, our market opportunity could be significantly limited, which would seriously harm our business. We have a long sales cycle, which could contribute to fluctuations in our results of operations and share price.

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

  •
  time for the customer's internal financing process; and

  •
  the degree of system configuration necessary to deploy our products.

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

        We currently compete against communications equipment providers such as Nortel, Alcatel, Ericsson, Lucent, Motorola, Nokia and Siemens in the GSM, CDMA, TDMA, DECT and wireless local loop markets. All of the major communications equipment providers have broad product lines that include at least partial solutions that address our target markets.

        The broadband wireless access market is rapidly evolving and highly competitive. We believe that our broadband business is affected by the following competitive factors:

  •
  intense price competition;

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

        Many of our competitors and potential competitors have substantially greater name recognition and greater technical, financial and sales and marketing resources than we have. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. Trends toward increased consolidation in the telecommunications industry may increase the size and resources of some of our current competitors and could affect some of our current relationships. Pricing trends in the telecommunications markets and intense pricing pressure may cause our competitors to cut prices to very low price points in an effort to win business.

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

  •
  greater difficulty in trade receivable collection, obtaining confirmed letters of credit, and longer collection periods;

  •
  costs of staffing and managing operations in several countries;

  •
  language skills and communications with our customers;

  •
  difficulties in protecting intellectual property rights;

  •
  changes in currency exchange rates which may make our U.S. dollar-denominated products less competitive in global markets;

  •
  the impact of recession in the global economy;

  •
  local unfavorable economic conditions; and

  •
  political and economic instability.

We are selling products to companies in the Peoples Republic of China. Future sales in China will be subject to economic and political risks.

        For the year ended June 30, 2002, our PRC customers accounted for 16% of our accounts receivable. In March 2002, we signed an OEM Cooperation Agreement with Eastern Communications Company Limited ("Eastcom"), a major wireless equipment manufacturer in Hangzhou, China. Eastcom is our largest shareholder. The agreement provides that we will transfer the manufacturing of some of our GSM products to Eastcom and cooperate in the development of product enhancements. Sales in China pose significant additional risks, which include:

  •
  potential inability to enforce contracts or take other legal action, including actions to protect intellectual property rights;

  •
  difficulty in collecting revenues, obtaining letters of credit, and risks related to fluctuations in currency exchange rates, particularly when sales are denominated in the local currency rather than in U.S. dollars;

  •
  changes in U.S. foreign trade policy towards China which may restrict our ability to export products to or make sales in China, and similar changes in China's policy regarding the U.S.;

  •
  changes in government regulation affecting companies doing business in China, either through export sales or local manufacturing operations; and

  •
  intense price competition and reduced demand in the market for GSM infrastructure equipment in China.

        In the event our revenue levels from sales to China increase, we will become increasingly subject to these risks. Our agreement with Eastcom provides a $25 million purchase commitment through March 2003. The occurrence of any of these risks would harm our revenues or cash collections from China and could in turn cause our revenue, cash flow, or growth to decline and harm our business and results of operations.

If we fail to improve our operational systems and controls to manage future growth, our business could be seriously harmed.

        We plan to continue to expand our operations significantly to pursue existing and potential market opportunities including the market for 3G products. This growth and new technology places significant demands on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We must strictly control costs and manage our business to achieve cash-flow breakeven, to achieve our goals while pursuing market opportunities.

If we are unable to hire or retain key personnel, we might not be able to operate our business successfully.

        Our business is highly dependent on our ability to attract, retain and motivate qualified technical and management personnel. Competition is intense for qualified personnel in our industry and in Northern California, where most of our engineering personnel are located, and we may not be successful in attracting and retaining these personnel. We do not have non-compete agreements with most of our key employees. We currently do not maintain key person life insurance on any of our key executives. Our success also depends upon the continuing contributions of our key management and our research, product development, sales and marketing and manufacturing personnel. Many of these key employees would be difficult to replace.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

        We cannot assure you that the protection offered by our U.S. patents will be sufficient or that any of our pending U.S. or foreign patent applications will result in the issuance of patents. In addition, competitors in the United States and other countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent or interfere with our ability to make and sell our products in the U.S. and/or abroad. We have 24 issued and 28 pending U.S. patents. We have filed many of these patents internationally, so that we have a total of 43 issued and 75 patents pending worldwide. Unauthorized parties may attempt to design around our patents, copy or otherwise obtain and use our products. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our proprietary rights could harm our competitive position and therefore cause our revenues and operating results to decline.

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

        From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We have licensed software for use in our products from Qualcomm, Inc., Lucent Technologies, TCSI Inc., Trillium Digital Systems Inc., and Wind River Associates. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could seriously harm our competitive position, revenues and growth prospects.

        There are a number of general GSM patents held by different companies, which may impact our GSM technology. There are a number of CDMA patents held by other companies. If any of our products infringe on any of these patents and we are unable to negotiate license agreements, then we may be required to redesign a portion of our product line.

We may be unable to meet our future capital requirements or cash requirements, which would limit our ability to grow and compete effectively, resulting in substantial harm to our business and results of operations.

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

        We subleased office space in Redwood City, California to subtentants. Our subtenants have not paid us the rent since October 2001. Since we have not received rent from these subtenants, we have collected some of the unpaid rent from the security deposits for the subleases. However, the security deposits did not fully secure the rent for the remainder of the terms of the subleases. It is likely that we will be unable to collect the rent from these subtenants, whose businesses have failed. If we are unable to find new subtenants, then we may have unoccupied office space for which we are obligated to pay rent of approximately $54 thousand per month until September 2002.

Control by our existing shareholders could discourage the potential acquisition of our business.

        As of June 30, 2002, our executive officers, directors and 5% or greater shareholders and their affiliates owned 13.7 million shares or approximately 23.7% of our outstanding common shares. Acting together, these shareholders would be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

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

        Except for our United States subsidiaries, we do not consider ourselves to be engaged in a trade or business in the United States. Our United States subsidiaries are subject to United States taxation on their worldwide income, and dividends from our United States subsidiary are subject to United States withholding tax. We and our non-U.S. subsidiaries would, however, be subject to United States federal income tax on income related to the conduct of a trade or business in the U.S. If we were determined to be subject to United States taxation, our financial results would be significantly harmed. We cannot assure you that the Internal Revenue Service will not contend that our Bermuda-based operations are engaged in a United States trade or business and, therefore, are subject to United States income taxation. See "Taxation" for more information on the tax consequences of operating outside the United States.

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

        Our manufacturing operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. Earlier in 2001, the western United States (and California in particular) experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our manufacturing operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. We do not have multiple site manufacturing capacity for all of our products in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our employees for a period of time. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

Terrorist acts and acts of declared or undeclared war may seriously harm our business and revenues, costs and expenses and financial condition.

        Terrorist acts or acts of declared or undeclared war may cause damage or disruption to interWAVE, our employees, facilities, partners, suppliers, distributors, or customers, which could significantly impact our revenues, costs, expenses, cash flow and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The United States and other members of the United Nations have acted in response to these terrorist attacks. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of declared or undeclared war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. Additionally, we are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of declared or undeclared war.

We have recorded impairment losses in the past and any future impairment of long-lived assets could have a material adverse impact on our financial conditions and results of operations

        Our long-lived assets include goodwill and other intangible assets as a result of our purchasing of assets or businesses. During fiscal 2002, we evaluated the recoverability of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets or by determining the current market value of such assets. Accordingly, we recorded losses on asset impairments and sales in the amount of $19.6 million during fiscal 2002. The Company evaluates the recoverability of long lived assets when events or circumstances indicate a possible impairment or at least annually. Recoverability of long lived assets is discussed in our Recent Accounting Pronouncements Section under Item 7 of Management's Discussion and Analysis regarding the adoption of SFAS No. 142. Any further impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operations.

Item 7A. Qualitative and Quantitative Disclosures About Market Risks

Foreign Exchange

        Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through June 30, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

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

        We have audited the accompanying consolidated balance sheets of interWAVE Communications International, Ltd. and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of interWAVE Communications International, Ltd. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1(b). The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Mountain View, California
September 27, 2002

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$11,403	$25,974
Short-term investments	2,849	20,012
Restricted cash, short term portion	1,430	1,489
Trade receivables, net of allowance of $5,422 and $9,157 at June 30, 2002 and 2001, respectively	4,656	8,962
Trade receivables from related parties (Note 13)	5,378	5,813
Inventories, net	13,665	27,263
Prepaid expenses and other current assets	3,509	3,287

Total current assets	42,890	92,800
Restricted cash, long term portion	684	—
Property and equipment, net	6,999	12,634
Intangibles, net	1,660	23,421
Other assets	394	2,019

Total assets	$52,627	$130,874

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,972	$12,232
Accrued expenses and other current liabilities	8,893	19,429
Notes payable, short term portion	140	140
Capital lease obligations, short term portion	422	453
Deferred revenue	1,806	601
Deferred revenue from related parties (Note 13)	477	977
Income taxes payable	268	337

Total current liabilities	19,978	34,169
Notes payable, long term portion	176	316
Capital lease obligations, long term portion	792	1,216
Other long-term liabilities	1,534	1,962

Total liabilities	22,480	37,663

Commitments and contingencies (Note 14)
Shareholders' equity:
Convertible preferred shares, $0.83 par value; 56,500,000 shares authorized; no shares issued and outstanding at June 30, 2002 and 2001	—	—
Common shares, $0.001 par value; 100,000,000 shares authorized; 58,119,352 and 55,528,709 shares issued and outstanding at June 30, 2002 and 2001, respectively	58	56
Additional paid-in capital	329,677	329,656
Deferred stock compensation	(298)	(2,305)
Receivable from shareholders	(455)	(444)
Accumulated other comprehensive income (loss)	(188)	570
Accumulated deficit	(298,647)	(234,322)

Total shareholders' equity	30,147	93,211

Total liabilities and shareholders' equity	$52,627	$130,874

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2002	2001	2000
Net revenues	$29,177	$16,844	$13,395
Net revenues from related parties (Note 13)	13,778	9,688	16,744

Total revenues	42,955	26,532	30,139
Cost of revenues	41,607	25,846	18,747

Gross profit	1,348	686	11,392

Operating expenses:
Research and development	19,793	30,483	18,148
Selling, general and administrative	25,762	32,915	13,507
Amortization of deferred stock compensation*	(227)	3,054	9,891
Amortization of intangible assets	6,085	3,740	—
In-process research and development	—	606	—
Losses on asset impairments and sales	16,657	23,202	—
Restructuring charges (credit)	(1,986)	6,581	—

Total operating expenses	66,084	100,581	41,546

Operating loss	(64,736)	(99,895)	(30,154)
Interest income, net	1,373	6,482	4,120
Interest expense, net	(317)	(187)	(2,061)
Other expense, net	(436)	(212)	(217)

Net loss before income taxes	(64,116)	(93,812)	(28,312)
Income tax expense	209	324	99

Net loss	(64,325)	(94,136)	(28,411)
Dividend effect of beneficial conversion feature to H-1 shareholders	—	—	(2,055)

Net loss attributable to common shares outstanding	$(64,325)	$(94,136)	$(30,466)

Basic and diluted net loss per share	$(1.15)	$(1.93)	$(1.33)

Shares used in computing basic and diluted net loss per share	55,833	48,900	22,964

*Amortization of deferred stock compensation can be classified as follows:
Cost of revenues	$102	$1,080	$1,242
Research and development	595	836	5,634
Selling, general and administrative	(924)	1,138	3,015

Total	$(227)	$3,054	$9,891

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss (In thousands, except share data)
Fiscal Years ended June 30, 2000, 2001 and 2002

	Convertible Preferred Shares
			Common Shares				Subscriptions and Amounts Receivable From Shareholder
					Additional Paid-In Capital	Services Receivable From Shareholder		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance as of June 30, 1999	20,177,168	$16,747	5,071,921	$5	$109,712	$(2,071)	$(2,284)	$(3,717)	$128	$(109,720)	$8,800
Conversion of the bridge financing to Series H1 preferred shares and warrants	1,872,362	1,555	—	—	9,291	—	—	—	—	—	10,846
Issuance of Series H1, less issuance cost of $766	1,430,000	1,186	—	—	10,113	—	—	—	—	(2,055)	9,244
Issuance of Series I1, less issuance cost of $46	3,526,663	2,927	—	—	25,240	—	—	—	—	—	28,167
Cash received from issuance of preferred shares	—	—	—	—	—	—	2,000	—	—	—	2,000
Issuance of common shares pursuant to initial public offering less issuance cost of $10,784	—	—	9,775,000	10	116,281	—	—	—	—	—	116,291
Conversion of preferred shares to common shares	(27,006,193)	(22,415)	27,006,193	27	22,388	—	—	—	—	—	—
Net exercise of warrants in connection with preferred shares	—	—	2,816,738	3	1,449	—	—	—	—	—	1,452
Exchange of warrants in connection with joint sales agreement	—	—	—	—	4,121	(3,646)	—	—	—	—	475
Performance of services	—	—	—	—	—	1,333	—	—	—	—	1,333
Exercise of stock options	—	—	2,038,153	2	1,912	—	(132)	—	—	—	1,782
Stock-based compensation to non-employees	—	—	—	—	391	—	—	—	—	—	391
Issuance of common shares for Employee Stock Purchase Plan	—	—	40,960	—	453	—	—	—	—	—	453
Deferred stock compensation related to stock option grants	—	—	—	—	12,413	—	—	(12,413)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	9,891	—	—	9,891
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(28,411)	(28,411)	$(28,411)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(114)	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	19	—	19	19

Total comprehensive loss												$(28,506)

Balances as of June 30, 2000	—	$—	46,748,965	$47	$313,764	$(4,384)	$(416)	$(6,239)	$33	$(140,186)	$162,619

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss (In thousands, except share data) (Continued)
Fiscal Years ended June 30, 2000, 2001 and 2002

	Convertible Preferred Shares
			Common Shares				Subscriptions and Amounts Receivable From Shareholder
					Additional Paid-In Capital	Services Receivable From Shareholder		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Issuance of common shares for acquisition of Microcellular Systems	—	—	555,541	$1	$7,264	—	—	—	—	—	$7,265
Issuance of common shares for acquisition of Wireless, Inc.	—	—	6,418,940	6	7,883	—	—	—	—	—	7,889
Exercise of warrants in connection with H1 preferred stock	—	—	997,469	1	39	—	—	—	—	—	40
Assumption of Microcellular Systems's unvested options	—	—	—	—	363	—	—	(153)	—	—	210
Assumption of Wireless Inc.'s warrants	—	—	—	—	33	—	—	—	—	—	33
Write-off of services receivable from shareholders and performance of services	—	—	—	—	—	4,384	—	—	—	—	4,384
Stock-based compensation to non-employees	—	—	—	—	137	—	—	—	—	—	137
Exercise of stock options	—	—	348,805	—	680	—	—	—	—	—	680
Issuance of common shares for Employee Stock Purchase Plan	—	—	458,989	1	678	—	—	—	—	—	679
Reversal of deferred stock compensation upon termination	—	—	—	—	(1,033)	—	—	1,033
Amortization of deferred stock compensation	—	—	—	—	—	—	—	3,054	—	—	3,054
Other	—	—	—	—	(152)	—	(28)	—	—	—	(180)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(94,136)	(94,136)	(94,136)
Unrealized gain on investments	—	—	—	—	—	—	—	—	458	—	458	458
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	79	—	79	79

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(93,599)

Balances as of June 30, 2001	—	—	55,528,709	$56	$329,656	$—	$(444)	$(2,305)	$570	$(234,322)	$93,211

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss (In thousands, except share data) (Continued)
Fiscal Years ended June 30, 2000, 2001 and 2002

	Convertible Preferred Shares
			Common Shares				Subscriptions and Amounts Receivable From Shareholder
					Additional Paid-In Capital	Services Receivable From Shareholder		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Issuance of common shares	—	—	2,229,765	$2	$1,956	—	—	—	—	—	$1,958
Repurchase of common shares	—	—	(469,000)	—	(481)	—	—	—	—	—	(481)
Exercise of stock options	—	—	269,764	—	209	—	—	—	—	—	209
Issuance of common shares for Employee Stock Purchase Plan	—	—	458,839	—	370	—	—	—	—	—	370
Exercise of warrants	—	—	101,275	—	12	—	—	—	—	—	12
Interest earned on shareholder receivable	—	—	—	—	—	—	(11)	—	—	—	(11)
Stock-based compensation to non-employees	—	—	—	—	208	—	—	—	—	—	208
Repurchase of stock warrants	—	—	—	—	(126)	—	—	—	—	—	(126)
Issuance of stock warrants for services	—	—	—	—	107	—	—	—	—	—	107
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,029	—	—	1,029
Recapture of compensation expense for option cancellations in excess of straight line	—	—	—	—	(1,256)	—	—	—	—	—	(1,256)
Reversal of Deferred Stock Compensation upon termination	—	—	—	—	(978)	—	—	978	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(64,325)	(64,325)	(64,325)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(445)	—	(445)	(445)
Accumulated unrealized (loss) on investments	—	—	—	—	—	—	—	—	(313)	—	(313)	(313)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(65,083)

Balances as of June 30, 2002	—	—	58,119,352	$58	$329,677	$—	$(455)	$(298)	$(188)	$(298,647)	$30,147

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(64,325)	$(94,136)	$(28,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,758	13,059	3,669
Amortization of deferred stock compensation	(227)	3,054	9,891
Loss on asset impairments and sales	16,657	23,202	—
Inventory valuation and purchase commitment charges	7,937	5,353	—
In-process research and development	—	606	—
Non-cash restructuring charges	(1,248)	6,581	—
Amortization of discount on debt	—	—	1,744
Loss on disposition of property and equipment	1,243	—	—
Provision for bad debt	2,125	10,363	848
Interest accrued on shareholders' receivable	(11)	—	—
Warrants issued for services	107	—	—
Interest accrued on convertible note payable	—	—	170
Value of consulting/engineering services received in exchange for shares	208	137	1,724
Changes in operating assets and liabilities:
Trade receivables	2,616	(4,322)	(14,294)
Inventories	7,004	(20,610)	(267)
Prepaid expenses and other assets	579	1,280	(614)
Accounts payable	(4,260)	(2,947)	4,208
Accrued expenses and other liabilities	(10,679)	7,499	638
Deferred revenue	705	1,492	(237)

Net cash used in operating activities	(28,811)	(49,389)	(21,779)

Cash flows from investing activities:
Sale/(Purchase) of short-term investments	16,850	73,124	(92,208)
Purchases of property and equipment	(2,207)	(7,158)	(4,287)
Purchase of licensed technologies, trademarks and patents	(624)	(1,053)	(830)
Acquisitions, net of cash acquired	—	(18,459)	—
Equity investments	—	(4,931)	—

Net cash provided by (used in) investing activities	14,019	41,523	(97,325)

Cash flows from financing activities:
Increase in restricted cash	(625)	(813)	—
Proceeds from issuances of common shares	1,958	—	116,291
Proceeds from issuances of convertible preferred shares and warrants	—	—	39,589
Principal payments on notes payable and other liabilities	(651)	(11,572)	(588)
Proceeds from exercise of warrants, options and ESPPs	591	1,399	3,687
Payment received on notes receivable	—	1,120	—
Repurchase of common shares	(481)	(152)	—
Repurchase of stock warrants	(126)	—	—
Advance to shareholder and other	—	(28)	—

Net cash provided by (used in) financing activities	666	(10,046)	158,979

Effect of exchange rate changes on cash and short-term investments	(445)	73	19

Net increase (decrease) in cash and cash equivalents	(14,571)	(17,839)	39,894
Cash and cash equivalents at beginning of year	25,974	43,813	3,919

Cash and cash equivalents at end of year	$11,403	$25,974	$43,813

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$317	$187	$138
Cash paid during year for taxes	$221	$208	$94
Common shares issued and stock options and warrants assumed for acquisitions	$—	$15,397	$—
Equipment given for minority investments	$—	$1,565	$—
Conversion of trade receivables into notes receivable	$—	$2,321	—
Conversion of convertible notes to preferred shares	$—	$—	$10,846
Purchase of property and equipment under notes payable	$—	$1,784	—
Conversion of preferred shares and warrants for common	$—	$—	$22,415
Exchange of warrants in connection with joint sales agreement	$—	$—	$4,121
Dividend effect of beneficial conversion feature to H1 shareholders	$—	$—	$2,055
Deferred stock-based compensation	$—	$153	$12,413

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal Years ended June 30, 2002, 2001 and 2000

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

        The Company's fiscal year 2002 ended on the last day of the actual calendar month and fiscal 2001 and 2000 were 52-week years. Prior to November 2001, the Company's fiscal periods ended on the Friday nearest the calendar month end. For presentation purposes the accompanying consolidated financial statements and notes refer to the calendar month end. This change did not have a material impact on the Company's financial position or results of operations.

(b) Basis of Accounting and Consolidation

        The consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC").

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses, including net losses of $64.3 million, $94.1 million and $28.4 million for the years ended June 30, 2002, 2001 and 2000, respectively, and the Company also had net cash used in operations of $28.8 million, $49.4 million, and $21.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. Management is currently forming and attempting to execute plans to address these matters. These plans include achieving revenues and margins that will sustain levels of spending, reducing levels of spending, raising additional amounts of cash through the issuance of debt, equity or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders, and the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to successfully execute such plans, it may be required to reduce the scope of its planned operations, which could harm its business, or it may even need to cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unsuccessful in executing such plans and be unable to continue as a going concern.

(c) Currency Translation

        For operations outside of the United States for which the local currency is the functional currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Adjustments arising from translation of non-U.S. currency denominated assets and liabilities for these operations are included as a component of accumulated other comprehensive income (loss) in shareholders' equity.

        For non-U.S. operations with the U.S. dollar as the functional currency, non-U.S. currency denominated assets and liabilities are converted into U.S. dollars using historical rates and any measurement gains and losses are included in the consolidated results of operations and, to date, have not been significant.

(d) Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of more than three months are classified as short-term investments. All cash equivalents and short-term investments are classified as "available-for-sale."

        The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. Available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income. The Company has cash equivalents and investments with various high quality institutions and limits the amount of credit exposure to any one institution.

(e) Concentration of Risk

        Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on trade receivables. The Company maintains reserves for potential credit losses.

        The following table summarizes information relating to the Company's significant customers with balances greater than 10% of trade receivables as of:

	June 30,
	2002	2001
Trade Receivables
Hutchison Telecommunications Group(1)(2)	19%	23%
Eastern Communications Co., Ltd.(2)	13	—
Campus Link	—	12

        The following table summarizes information relating to the Company's significant customers with revenues comprising greater than 10% of revenue:

	Years Ended June 30,
	2002	2001	2000
Revenues
Hutchison Telecommunications Group(1)(2)	25%	20%	21%
Campus Link	—	10	—
Nortel Networks(2)	—	6	28
HangZhou Topper Electric Corporation	—	—	11

(1)
Hutchison Telecommunications Group includes Hutchison Telecommunications (Hong Kong), HutchMax, Lanka Cellular Systems, and Comunicaciones Personales, S.A.

(2)
Denotes related party.

        The Company currently relies on a limited supply sources for key components used in the manufacture of its products. Additionally, the Company relies primarily on a single third party manufacturer for the production of its products.

(f) Inventories

        Inventories are stated at the lower of cost or market using the first in first out method. Inventory costs include material, labor and overhead.

(g) Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation, calculated using the straight-line depreciation method over the estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized over the life of the underlying lease or the estimated useful life, whichever is shorter.

(h) Revenue Recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No.101 (SAB 101) "Revenue Recognition in Financial Statements." Accordingly, equipment revenue is recognized when all of the following have occurred: persuasive evidence of an arrangement exists, the product has been shipped, title and all of the benefits and risk of loss have passed to the customer, the Company has the right to invoice the customer, collection of the receivable is reasonably assured, and the Company has fulfilled all pre-sale contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed. Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to the Company. Although the Company's products contain a software component, the software is not sold separately. The Company is not contractually obligated to provide software upgrades to its customers, and the software is incidental to the product as a whole.

(i) Research and Development Costs

        Costs to develop the Company's products are expensed as incurred.

(j) Advertising and Marketing Costs

        The Company expenses all advertising and marketing costs as incurred, which is included as part of selling, general and administrative expenses. Advertising and marketing expenses were $0.6 million, $1.3 million and $0.2 million in 2002, 2001, and 2000, respectively.

(k) Impairment of Long-Lived Assets

        The Company currently evaluates long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is estimated using discounted net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

(l) Intangible Assets

        As of June 30, 2001, intangible assets primarily consisted of purchased technology, acquired workforce, tradename, customer base and goodwill related to the acquisition of Wireless, Inc. As part of the Company's evaluation of its long-lived assets, all of the acquired intangible assets related to Wireless, Inc. were written off in fiscal 2002 (see Note 8). As of June 30, 2002, intangible assets only consisted of purchased technology, trademarks and patents, and are being amortized over four years.

(m) Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

(n) Net Loss Per Share

        The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period. For the years ended June 30, 2002, 2001 and 2000, 0.3 million, 5.3 million and 9.1 million shares, respectively, were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

(o) Stock-Based Compensation and Warrants for Goods and Services

        The Company accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB 25), whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), established a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method under SFAS No. 123. Accordingly, pro forma disclosures required under SFAS No. 123 are included in Note 12.

        Warrants issued for goods or services are valued at the fair value of the equity instrument or the goods or services received, whichever is more readily determinable. Promises of future services are recorded as contra-equity until such time as the services are received.

(p) Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(q) Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in shareholders' equity. The components of other comprehensive loss for the years ended June 30, 2002, 2001 and 2000 include cumulative translation adjustments and unrealized gains and losses on short-term investments.

(r) Fair Value of Financial Instruments

        The carrying value of cash, cash equivalents, trade receivables, accounts payable and accrued expenses, and other current liabilities approximate fair value due to the short maturity of those instruments. The carrying value of the notes payable approximate fair value due to the variable interest rates on these notes.

(s) Reclassification

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(t) Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted SFAS No. 141 and it did not have an impact on the consolidated financial position, results of operations, or cash flows. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The Company no longer has any goodwill and therefore does not anticipate any material effects as a result of adopting this statement.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS Nos. 143 and 144 for its fiscal year beginning July 1, 2002. The effect of adopting these statements is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

(2) Cash and Cash Equivalents and Short-Term Investments

(a) Cash and cash equivalents consisted of the following (in thousands):

	June 30,
	2002	2001
Cash	$5,946	$2,230
Money market funds	927	5,413
Commercial paper	4,530	18,331

	$11,403	$25,974

(b) Restricted cash:

        The Company has a $5 million credit facility with Wells Fargo Bank. No amounts have been drawn down as of June 30, 2002 although the availability to borrow has decreased by $1.4 million since this amount has been utilized to secure two standby letters of credit for vendor performance bonds and to secure a standby letter of credit for the final costs of the facility lease which was renegotiated and which will cease after October 2002. As of June 30, 2002, this $1.4 million is classified as restricted cash, short term portion.

        Additionally, the Company maintains another certificate of deposit in the amount of $0.7 million as collateral on the leased facility in Menlo Park. It is restricted for use until expiration in February 2005, and is classified as restricted cash, long term portion as of June 30, 2002.

(c) Short-Term Investments:

        Available-for-sale investments for the years ended June 30, 2002 and 2001 were as follows (in thousands):

	June 30, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$494	$7	$—	$501
Commercial paper	508	1		509
Corporate notes and bonds	1,813	40	(14)	1,839

Total available-for-sale investments	$2,815	$48	$(14)	$2,849

	June 30, 2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$1,508	$22	$—	$1,530
Corporate notes and bonds	18,169	313	—	18,482

Total available-for-sale investments	$19,677	$335	$—	$20,012

        The majority of the Company's investments are in short-term fixed rate debt and consists primarily of A-1 and P-1 or better-rated financial instruments.

(3) Inventories, net

        Inventories consisted of the following (in thousands):

	June 30,
	2002	2001
Work in process	$7,712	$18,514
Finished goods	2,090	8,085
Inventory held at subcontractors	3,863	664

	$13,665	$27,263

(4) Property and Equipment, net

        A summary of property and equipment is as follows (in thousands):

	June 30,
	2002	2001
Machinery and equipment	$19,935	$20,071
Computer equipment	5,617	6,719
Furniture and fixtures	411	838
Leasehold improvements	1,072	2,831

	27,035	30,459
Less accumulated depreciation and amortization	(20,036)	(17,825)

	$6,999	$12,634

(5) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,
	2002	2001
Accrued compensation and related expenses	$3,534	$3,662
Accrued purchase commitments	1,300	2,600
Accrued professional service expenses	540	969
Accrued restructuring costs	782	6,581
Other	2,737	5,617

	$8,893	$19,429

(6) Acquisitions

        There were no acquisitions during fiscal 2002. During fiscal 2001, the Company completed three acquisitions. The following table summarizes the fiscal 2001 acquisitions, all of which were accounted for under the purchase method of accounting (purchase price in millions):

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

        3C Limited ("3C") was a Hong Kong based company involved in the development of telecommunication switches. Microcellular Systems Limited ("Microcellular"), an Irish company, provided sales and support for telecommuncations equipment, primarily for the mobile telephone industry. Wireless, Inc. ("Wireless") was a provider of high-speed, wireless access systems that enable international and domestic Internet and communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers. A substantial portion of Wireless' revenue was derived from international sales.

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

(7) Other Assets

        The Company has made certain minority equity investments in non-publicly traded companies. The Company's minority equity investments in non-public companies are included in other assets on the Company's consolidated balance sheets, are carried at cost, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks corporate governance or significant influence over the respective company's operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the inability to obtain additional private financing to fulfill the investee's stated business plan and cash burn rate; the need for changes to the respective investee's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. Other assets were $0.4 million and $2.0 million as of June 30, 2002 and 2001, respectively.

(8) Losses on Asset Impairments and Sales

        The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the Company's review of its fiscal 2002 fourth quarter results, it performed an impairment analysis of identifiable intangible assets and goodwill recorded in connection with its acquisition of Wireless, Inc. and other long-lived assets. The assessment was performed primarily due to the continuing softening of the global economy and the telecommnuications industry in particular, the continuing decline in the Company's stock price, the net book value of its assets significantly exceeding its market capitalization, the overall decline in industry growth rates which indicate that this trend may continue for an indefinite period and these effects on estimated terminal values. As a result of this assessment, the Company recorded approximately $19.4 million in asset impairment charges. This amount included $16.5 million to write down the net book value of goodwill and property and equipment from its acquisitions of Wireless, Inc. to zero, as well as an additional $2.9 million to write off Wireless, Inc.'s inventories, which was charged to cost of revenues. The Company also sold certain assets related to Wireless, Inc. to a third party and recorded a loss on that sale of $0.2 million. The following table summarizes the account activity of certain intangible and other assets (in thousands):

Fiscal 2002	Balance at June 30, 2001	Additions/(Disposals/Usage)	Depreciation/Amortization	Impairment Charge/ Loss on sale	Balance at June 30, 2002
Intangible assets(2):
Wireless, Inc.	$21,624	$891	$(6,517)	$(15,998)	$—
Inventories(1):
Wireless, Inc.	5,222	(1,972)	—	(2,916)	334
Property and equipment(2):
Wireless, Inc.	2,804	(843)	(1,302)	(659)	—

	$29,650	$(1,924)	$(7,819)	$(19,573)	$334

(1)
The impairment for inventories was charged to cost of revenues.

(2)
The impairment for intangible assets and property and equipment was charged to losses on asset impairments and sales.

        In 2001, the Company performed a similar assessment and recorded a $23.2 million in asset impairment charges. This amount included $12.6 million to write down the net book value of goodwill and other intangible assets from its acquisitions of 3C and Microcellular to zero. In addition, the Company recorded another $10.6 million in other asset impairment charges including shareholder services receivables from Nortel and Intasys, as follows (in thousands):

Fiscal 2001	Balance at June 30, 2000	Additions	Amortization	Impairment Charge	Balance at June 30, 2001
Intangible assets:
Microcellular Systems Limited	$—	$12,609	$(2,635)	$(9,974)	$—
3C	—	4,033	(1,344)	(2,689)	—
Nortel patent license	550	—	(200)	(350)	—
Other assets:
Blue Sky investment	—	6,265	—	(6,265)	—
3C	—	2,000	(1,500)	(500)	—
Other	476	—	—	(476)	—
Equity:
Shareholder services receivables	4,384	—	(1,436)	(2,948)	—

	$5,410	$24,907	$(7,115)	$(23,202)	$—

        The write-down to estimated fair value was based upon the estimated future discounted cash flows from operations and estimated terminal values of the businesses.

(9) Restructuring Charges

        The Company's restructuring accrual as of June 30, 2002 and 2001 are summarized as follows (in thousands):

Fiscal 2002	Restructuring Accrual as of June 30, 2001	Additions/Reversals	Non-cash Charges	Payments	Restructuring Accrual as of June 30, 2002
Future lease payments related to abandoned facilities	$5,986	$(2,880)	$(614)	$(1,745)	$747
Abandoned leasehold improvements	595	39	(634)	—	—
Workforce reduction	—	855	—	(820)	35

Total	$6,581	$(1,986)	$(1,248)	$(2,565)	$782

Fiscal 2001	Restructuring Accrual as of June 30, 2000	Additions/Reversals	Non-cash Charges	Payments	Restructuring Accrual as of June 30, 2001
Future lease payments related to abandoned facilities	$—	$5,986	$—	$—	$5,986
Abandoned leasehold improvements	—	595	—	—	595

Total	$—	$6,581	$—	$—	$6,581

        Subsequent to the June 2001 acquisition of Wireless, Inc., the Company's Board of Directors approved a plan to reduce the aggregate workforce of the Company, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction. As a result, the Company recorded a restructuring charge of $6.6 million in the fourth quarter of fiscal 2001, principally for the closure of facilities.

        During fiscal 2002, the Company reduced its workforce by an additional 107 employees, and closed certain facilities. As a result, the Company recorded a restructuring expense related to severance payments and future lease commitments and recorded an additional charge of $0.9 million.

        Additionally, the Company negotiated and signed a lease termination agreement which reduces the Company's operating lease commitment significantly over the next three years. The actual termination agreement differed from the estimate and resulted in a reduction of the lease loss accrual and accordingly, the Company reversed $2.9 million as a restructuring credit in the accompanying consolidated statements of operations.

        The remaining restructuring accrual for future lease payments related to abandoned facilities and workforce reduction of $0.8 million is expected to be paid out through December 2002, and is included on the accompanying consolidated balance sheet in accrued expenses and other current liabilities.

(10) Income Taxes

        Income tax expense for the fiscal years ended June 30, 2002, 2001 and 2000 consisted of the following (in thousands):

	Current	Deferred	Total
2002:
U.S. Federal	$—	$—	$—
Other	209	—	209

Total	$209	$—	$209

2001:
U.S. Federal	$—	$—	$—
Other	306	18	324

Total	$306	$18	$324

2000:
U.S. Federal	$—	$—	$—
Other	54	45	99

Total	$54	$45	$99

        The reconciliation between the amount computed by applying the U.S. Federal statutory tax rate of 34% to net loss before income taxes and the actual provision for income taxes follows (in thousands):

	June 30,
	2002	2001	2000
Income tax benefit at statutory rate	$(21,800)	$(31,896)	$(9,626)
Non-U.S. income taxed at rate other than the U.S. federal rate	(112)	17	(78)
Losses in a zero tax jurisdiction	10,664	21,385	2,558
Cumulative tax effect of adjustments to cost sharing agreement between U.S. and Bermuda	—	—	(7,047)
Net losses and temporary differences for which no current benefit is recognized	11,421	10,432	14,077
Other	35	386	215

	$209	$324	$99

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Years Ended June 30,
	2002	2001	2000
Deferred tax assets:
Technology asset	$375	$511	$646
Inventory	4,908	2,655	1,013
Allowance for doubtful accounts	—	1,081	15
Accruals and reserves	1,988	519	801
Net operating loss carryforwards	65,037	29,853	23,636
Research and other tax credit carryforwards	9,950	6,900	5,031
Property and equipment	320	333	278

Total gross deferred tax assets	82,578	41,852	31,420
Less valuation allowance	(82,578)	(41,852)	(31,420)

Total deferred tax assets	—	—	—
Deferred tax liabilities—Property and equipment	—	(60)	(56)

Net deferred tax liabilities	$—	$(60)	$(56)

        The net change in the total valuation allowance from the year ended June 30, 2002, 2001 and 2000 was an increase of approximately $40.8 million, $10.4 million and $16.0 million, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and accordingly, a valuation allowance is required.

        The Company has net operating loss carryforwards for federal and California income tax return purposes of approximately $181.8 million and $93.3 million, respectively. The U.S. Federal net operating losses expire beginning in 2010 through 2022. California net operating loss carryforwards will expire beginning 2002 through 2012.

        The Company also has research credit carryforwards for U.S. federal and California income tax return purposes of approximately $5.0 million and $4.0 million, respectively. The federal research credit carryforwards will expire beginning in 2010 through 2022; California research credits carry forward indefinitely until utilized. The Company has California manufacturer's investment credit carryforwards of approximately $0.9 million, which expire in 2006 through 2012.

(11) Lines of Credit

        The Company has a $5 million credit facility with Wells Fargo Bank. Interest rate is New York LIBOR -1% payable monthly, which would result in annual interest expense of approximately $0.1 million based on the June 30, 2002 LIBOR one year rate of 2.25%. No amounts have been drawn down as of June 30, 2002 although the availability to borrow has decreased by $1.4 million since that amount has been utilized to cover two standby letters of credit for vendor performance bonds and to cover a standby letter of credit for the final costs of the facility lease which was renegotiated and which will cease after October 2002. The original $5 million line was renegotiated in August 2001 and the

Company is required to maintain a minimum security interest of $5 million in cash or equivalent instruments with the bank.

        In addition, the Company has two additional credit facilities for a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. Restriction is based on amounts drawn but not to exceed 50% of the European subsidiary's trade receivables due less than 120 days. The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. Collateral is based on specific receivables and certain assets of the Company's European subsidiary. As of June 30, 2002 and 2001, $0.3 million and $0.5 million has been drawn down, respectively. Should we elect to borrow funds under our committed lines of credit, we will incur additional interest expense during any periods when amounts are outstanding under the lines.

(12) Shareholders' Equity

        On September 10, 1999, the Company completed an offering of 1,715,715 shares of Series H-1 preferred shares and issued warrants to purchase an aggregate of 240,000 shares of common shares at $1 per share to a group of investors in exchange for $12,010,000 (before financing costs of $766,000). The Series H-1 contained a $7 per share liquidation preference and converted to common shares on a one-to-one basis. The fair value of the H-1 preferred and common shares at time of issuance of Series H-1 was deemed to be $7.50 per share, resulting in recognition of a dividend at the time of issuance (a beneficial conversion) of $2,055,000 during the fiscal year ended June 30, 2000.

1994 Stock Plan

        The Company adopted the 1994 Stock Plan in July 1994. This plan provides for the grant of incentive stock options to employees, including employee directors, and non-statutory stock options and stock purchase rights to employees, directors and consultants. As of June 30, 2002, the Company has reserved 10.73 million common shares for issuance under this plan.

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

        The Company uses the intrinsic value method to account for the 1994 Stock Plan. Accordingly compensation cost has been recognized for its stock options in the accompanying consolidated financial statements if, on the date of grant, the current market value of the underlying common shares exceeded the exercise price of the stock options at the date of grant.

        During fiscal 2002, 2001 and 2000, the Company granted options with a weighted-average exercise price of $0.92, $5.12 and $5.46 respectively, compared to the weighted-average fair value of approximately $0.92, $2.91 and $2.74 for the same respective periods.

        Options generally have 10-year terms. However, options granted to an optionee who, at the time the option is granted, owns shares representing more than 10% of the voting power of all classes of shares of the Company, generally have 5-year terms.

1999 Option Plan

        The 1999 Option Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and share purchase rights to employees, directors and consultants. Unless terminated sooner, this option plan will terminate in 2009. As of June 30, 2002, 7.7 million shares are reserved for issuance under this stock option plan.

2001 Supplemental Stock Option Plan

        During the year ended June 30, 2001, the Company adopted the 2001 Supplemental Stock Option Plan, which provides for non-statutory stock options to be granted to employees and service providers of the Company, but excludes executive officers and members of the Board of Directors. As of June 30, 2002, four million shares are reserved for the 2001 Supplemental Stock Option Plan.

        The 1994 Stock Plan, the 1999 Option Plan and the 2001 Supplemental Stock Option Plan are collectively known as the "Plan."

1999 Employee Share Purchase Plan

        The share purchase plan was adopted by the Board in September 1999 and approved by the shareholders at the 1999 annual shareholders meeting in January 2000. The amount of common shares reserved under the employee share purchase plan will be increased automatically on the first day of each fiscal year in the amount of 1% of the outstanding shares on such date or an amount determined by the Board. During the fiscal year 2002, 700,000 shares were added to the reserve for the share purchases, 200,000 by the former formula increase and 500,000 by vote of the shareholders.

        A summary of the Company's Plan activity is as follows:

	June 30,
	2002		2001		2000
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	9,116,822	$4.37	5,612,730	$3.70	4,304,811	$0.77
Granted	5,187,000	$0.92	5,320,819	5.12	3,855,000	5.46
Exercised	(269,764)	$0.74	(348,805)	1.94	(2,029,153)	0.94
Canceled	(2,843,236)	$4.25	(1,467,922)	5.11	(517,928)	3.28

Outstanding at year-end	11,190,822	$2.90	9,116,822	4.37	5,612,730	3.70

Options exercisable at year-end	3,982,290	$3.70	2,523,837	$3.34	1,598,541	$2.70

        The following table summarizes information about share options outstanding and exercisable under the Plan as of June 30, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.30-$0.68	407,825	8.46	$0.61	82,492	$0.33
$0.70-$0.70	1,253,717	7.01	$0.70	994,169	$0.70
$0.71-$0.76	1,145,018	9.00	$0.74	383,818	$0.75
$0.77-$0.89	1,210,125	9.27	$0.86	58,855	$0.85
$0.90-$0.93	837,084	9.13	$0.91	35,966	$0.91
$0.94-$0.96	1,399,000	9.82	$0.96	60,319	$0.96
$0.97-$1.50	1,299,445	6.57	$1.22	950,868	$1.20
$1.59-$3.31	1,289,834	8.69	$2.71	124,093	$3.08
$3.50-$7.60	1,210,089	8.08	$4.73	631,839	$5.03
$8.00-$25.81	1,208,685	7.90	$13.65	659,871	$13.31

$0.30-$25.81	11,190,822	8.38	$2.90	3,982,290	$3.70

        As of June 30, 2002, options available for grant under the Plans were 4.9 million.

        Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net loss and net loss per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistently with the fair value approach described in SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share for the years ended June 30, 2002, 2001 and 2000, would have been changed as indicated below (in thousands, except per share amounts):

	June 30,
	2002	2001	2000
Net loss:
As reported	$(64,325)	$(94,136)	$(28,411)
Pro forma	$(68,951)	$(102,259)	$(31,613)
Net loss per share:
As reported	$(1.15)	$(1.93)	$(1.33)
Pro forma	$(1.23)	$(2.09)	$(1.47)

        The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000
Weighted average risk-free rate	3.5%	5.34%	5.62%
Expected life (years)	4.3	3	3
Volatility	286%	80%	80%
Dividend yield	—	—	—

(13) Transactions with Related Parties

        For the years ended June 30, 2002, 2001, and 2000, the Company engaged in transactions with related parties resulting in the following: revenue, deferred revenue, trade receivables and legal expenses: (in thousands):

	2002	2001	2000
Revenue:
Hutchison Telecommunications Group	$10,636	$5,285	$6,353
Eastern Communications Co., Ltd.	2,978	—	—
Campus Link	—	2,706	—
Nortel Networks	164	1,697	8,574
ADC Telecommunications/Microcellular Systems Ltd.(1)	—	—	1,317
Total Access Communications	—	—	500

	$13,778	$9,688	$16,744

Legal Expenses:
Wilson, Sonsini, Goodrich and Rosati(2)	$255	N/A	N/A

	2002	2001
Deferred Revenue:
Hutchison Telecommunications Group	$51	$977
Eastern Communications Co., Ltd.	426	—

	$477	$977

	2002	2001
Trade Receivables:
Hutchison Telecommunications Group	$2,927	$5,429
Eastern Communications Co., Ltd.	2,017	—
Nortel Networks	434	384

	$5,378	$5,813

(1)
Microcellular Systems, Ltd. was created by a spin-off from ADC Telecommunications in May 1999, and was acquired by the Company in July 2000 (see Note 6).

(2)
Mario Rosati, a name partner in the law firm Wilson, Sonsini, Goodrich and Rosati, is a member of the Company's Board of Directors. Mr. Rosati joined the Board during fiscal 2002.

(14) Commitments and Contingencies

(a) Operating Lease Commitments

        The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates through December 2006. Future minimum lease payments as of June 30, 2002 are as follows (in thousands):

Year ending June 30
2003	$2,827
2004	2,580
2005	1,623
2006	95

Total minimum lease payments	$7,125

        The Company subleased office space in Redwood City, California to subtenants. However, the subtenants have not paid rent since October 2001. Accordingly, the Company collected the unpaid rent from the security deposits for the subleases. Since the security deposits did not fully secure the rent for the remainder of the terms of the subleases, the Company is obligated to pay rent of approximately $54,000 per month until the lease expires in September 2002.

        Rent expense was approximately $3.5 million, $4.0 million, and $1.95 million for the years ended June 30, 2002, 2001, and 2000, respectively.

(b) Capital Lease Commitments

        The Company has two capital leases with GE Capital. These leases expire in December 2004 and February 2005. Aggregate future minimum lease payments as of June 30, 2002 are as follows (in thousands):

Year ending June 30
2003	$544
2004	543
2005	316

Total minimum lease payments	1,403
Less interest	(189)

Present value of payments under capital lease	1,214
Less current portion	(422)

Long-term portion of capital lease obligation	$792

(c) Contract Manufacturers

        The Company generally commits to purchase products from its contract manufacturers to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of June 30, 2002, the Company had committed to make purchases totaling $5.7 million from these manufacturers in the next 60 days. In addition, in specific instances, the Company may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. There are currently no associated losses related to the purchase commitments.

        As of June 30, 2002 and 2001, the Company has established an accrual for purchase commitments of $1.3 million and $2.6 million, respectively, for excess inventory component commitments to key component vendors that it believes may not be realizable during future normal ongoing operations.

(15) Litigation

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

        The Company and the named officer defendants have made a motion to dismiss the Complaint.

        The Company is unable to predict the outcome of the litigation and does not expect it to be resolved in the near future. The legal proceedings may be time consuming and expensive and the outcome could be adverse to the Company, although the Company believes that it has meritorious defenses. An adverse outcome could have a material adverse affect on the Company's financial position, on its business and results of operations.

        The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

(16) Employee Benefit Plans

        The Company maintains a 401(k) defined contribution benefit plan (the "Plan") that covers all U.S. employees who have attained the age of at least 20.5 years. This Plan allows employees to defer up to 20% of their pretax salary in certain investments at the discretion of the employee. Under the Plan, the Company provides for a 100% vested Employer Matching Contribution equal to 10% of the amount a participant elects to defer as an elective contribution to the Plan up to a maximum of $1,000 during a plan year. The Company had matching contributions to the Plan of $197,000, $115,000 and $48,000 for the years ended June 30, 2002, 2001 and 2000, respectively. In 2002, the $197,000 match includes a one-time discretionary match of $63,000 and a $134,000 match of 10% capped at $1,000 per participant.

        The Company has a Employee Stock Purchase Plan ("ESPP"), under which eligible employees may authorize payroll deductions of up to 15% of their compensation, as defined, to purchase common shares at a price of 85% of the lower of the fair market value as of the beginning or the end of the offering period.

(17) Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is the chief executive officer ("CEO"). Prior to June 7, 2001, the financial information reviewed by the CEO was identical to the information presented in the accompanying statements of operations. Since the acquisition of Wireless, Inc. (see Note 6), the Company has determined that it operates in two operating segments: GSM and broadband. GSM products provide infrastructure equipment and software using GSM to support an entire wireless network within a single, compact enclosure. Broadband products include our high-speed wireless access systems, which enable international and domestic Internet and communications service providers, telephone operating companies and private network operators to deliver voice and high-speed data services to their customers.

        Due to the nature of our business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the fiscal years 2002, 2001, and 2000 is based on our customers' location. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year.

        Reportable segment information for each segment is as follows (in thousands):

	Years Ended June 30,
	2002	2001	2000
Net Revenues
GSM:
North America	$6,116	$3,684	$3,580
Latin America	9,860	—	—
Europe	11,215	13,200	12,052
Asia	7,836	7,395	14,507

Total GSM	35,027	24,279	30,139

Broadband:
North America	1,390	522	—
Latin America	5,058	1,563	—
Europe	1,051	65	—
Asia	429	103	—

Total Broadband	7,928	2,253	—

	$42,955	$26,532	$30,139

Segment loss before income taxes
GSM	$56,999	$92,949	$28,312
Broadband	7,117	863	—

Total	$64,116	$93,812	$28,312

Depreciation and amortization
GSM	$11,419	$12,957	$3,669
Broadband	1,339	102	—

Total	$12,758	$13,059	$3,669

Interest income (expense), net
GSM	$1,081	$6,297	$2,059
Broadband	(25)	(2)	—

Total	$1,056	$6,295	$2,059

Income tax expense
GSM	$209	$324	$99
Broadband	—	—	—

Total	$209	$324	$99

	As of June 30,
	2002	2001
Total assets
GSM	$50,848	$94,639
Broadband	1,779	36,235

Total	$52,627	$130,874

        Net property and equipment by country were as follows (in thousands):

	June 30,
	2002	2001
North America	$5,163	$10,596
Latin America	45	24
Europe	463	543
Asia	1,328	1,471

	$6,999	$12,634

(18) Subsequent Events

        In late September 2002, the Company completed the purchase of substantially all of the assets of GBase Communications ("GBase"), a developer of CDMA 2000 base station systems (BSS) and packet data servicing nodes (PDSNs) for third generation (3G) markets under a license from Qualcomm, Inc ("Qualcomm").

        Under the asset purchase agreement, the Company acquired substantially all of GBase's assets and assumed $0.5 million in liabilities. The initial purchase consideration to the former GBase shareholders is a maximum of 3.4 million common shares. Contingent consideration of 0.8 million common shares will be set aside in an escrow that will be issued only upon the accomplishment of certain future milestones. If the average of the Company's closing share price at the end of each day during the last calendar quarter of 2003 is below $2 per share, the Company may be obligated to issue additional contingent consideration in a combination of common shares and cash, such that the total consideration at that time equals $8.4 million based on a $2 per share price.

        Also in late September 2002, the Company amended its original equipment manufacturer agreement with UTStarcom, Inc. ("UTStarcom"). Additionally, UTStarcom acquired 5.8 million shares of the Company's common stock for a purchase price of $3.0 million. In return, the Company will provide certain network interface technical design services, and in the future produce and sell product to UTStarcom that includes the network interface for CDMA 2000. Under the agreement, the Company has deposited in escrow certain intellectual property as security in case of material breach cessation of business or liquidation.

(19) Consolidated Supplementary Data (unaudited)

        The following table sets forth certain unaudited condensed consolidated statement of operations data for each quarter of 2002 and 2001. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring and other adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. The Company's quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, the Company believes that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

	Quarters Ended
	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000
	(in thousands)
Total revenues	$7,248	$14,731	$11,180	$9,796	$5,234	$2,979	$7,859	$10,460
Cost of revenues	15,931	9,626	8,362	7,688	11,136	3,490	5,296	5,924
Net loss attributable to common shares outstanding	(38,973)	(1,977)	(10,192)	(13,183)	(54,006)	(17,445)	(12,421)	(10,264)
Basic and diluted net loss per share	(0.70)	(0.04)	(0.18)	(0.24)	(1.07)	(0.36)	(0.26)	(0.22)
Shares used to compute basic and diluted net loss per share	55,918	55,990	55,826	55,602	50,548	48,786	48,625	47,682

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended June 30, 2002. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

PART IV

Item 14. Controls and Procedures

        Not applicable.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1) Financial Statements

    The Financial Statements required by this item, with the independent auditors' report, are submitted in a separate section beginning on page 59 of this report.

    (2) Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended June 30, 2002, 2001, 2000
(in thousands)

	Balance Beginning of Year	Additions	Deductions	Balance End of Year
2002:
Allowance for doubtful trade receivables	$9,157	$2,125	$(5,860)	$5,422
2001:
Allowance for doubtful trade receivables	$634	$10,363	$(1,840)	$9,157
2000:
Allowance for doubtful trade receivables	$255	$848	$(469)	$634

    All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (3) Exhibits

    See Exhibit Index at page 94 of this Form 10-K.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD.
ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

Exhibits		Description
3.2	(1)	Amended and Restated By-laws of the Registrant
3.3	(1)	Memorandum of Association
10.1	(1)	Form of indemnification agreement
10.2	(1)	1994 Stock Plan and form of stock option agreement and restricted stock purchase agreement
10.3	(1)	1999 Option Plan and form of subscription agreement
10.4	(1)	1999 Share Purchase Plan and form of subscription agreement
10.5	(1)	Lease between Marina Investments, Inc. and interWAVE Communications Inc., dated February 15, 1999
10.6	(1)	OEM purchase agreement between Registrant and Nortel Networks Corporation, dated March 27, 1998
10.7	(1)	Purchase/resale agreement between Registrant and ADC Telecommunications, Inc., dated February 27, 1997
10.8	(1)	Assignment agreement among ADC Telecommunications, Inc., Microcellular Systems, Ltd. and the Registrant, dated May 13, 1999
10.9	(1)	Joint development agreement between Registrant and ADC Telecommunications Inc., dated September 4, 1998
10.10	(1)	Offer of employment between Registrant and Ian V. Sugarbroad
10.11	(1)	Offer of employment between Registrant and Thomas W. Hubbs
10.13	(1)	Amended and Restated Rights Agreement by and among Registrant and certain shareholders, dated in August 1999
10.14	(1)	Form of warrant by and between Registrant and Intasys Corporation
10.15	(1)	Form of warrant by and between Registrant and MediaTel Capital
10.16	(1)	Form of warrant by and between Registrant and Nortel Networks Corporation
10.17	(1)	Patent license agreement by and between Registrant and Nortel Networks Corporation
10.18	(1)	Technical information agreement by and between Registrant and Nortel Networks Corporation
10.19	(1)	Value-added services agreement between Registrant and Pemstar, Inc.
10.20	(1)	Distribution and OEM agreement by and between Registrant and Alcatel, dated October 27, 1999
10.21	(1)	Lease between Tyco Electronics Corporation and interWAVE Communications, Inc., dated November 24, 1999
10.22	(1)	Base Station System Agreement by and between Registrant and Lanka Cellular Services (PTV) Limited, dated December 1999

10.23	(2)	2001 Supplemental Stock Option Plan and form of subscription agreement.
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP
24.1	(3)	Power of Attorney

(1)
Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

(2)
Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-8 (File No. 333-64854) filed on July 10, 2001.

(3)
See page 97 of this Annual Report.

(b)
Reports on Form 8-K

        During the fourth quarter of the fiscal year covered by this report, no reports on Form 8-K were filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Menlo Park, State of California, on September 30, 2002.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
By:	/s/ PRISCILLA M. LU Priscilla M. Lu Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Priscilla M. Lu and Cal R. Hoagland, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PRISCILLA M. LU Priscilla M. Lu	Authorized Representative	September 30, 2002
/s/ PRISCILLA M. LU Priscilla M. Lu	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 30, 2002
/s/ CAL R. HOAGLAND Cal R. Hoagland	Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2002
/s/ THOMAS R. GIBIAN Thomas R. Gibian	Director	September 30, 2002
/s/ WILLIAM E. GIBSON William E. Gibson	Director	September 29, 2002
/s/ MARIO ROSATI Mario Rosati	Director	September 30, 2002
/s/ NIEN DAK SZE Nien Dak Sze	Director	September 28, 2002
/s/ ANDREW C. WANG Andrew C. Wang	Director	September 30, 2002

Sarbanes-Oxley Section 302(a) Certification

We, Priscilla M. Lu and Cal R. Hoagland, certify that:

1.
We have reviewed this annual report on Form 10-K of interWAVE Communications International, Ltd.;

2.
Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002
/s/ PRISCILLA M. LU Priscilla M. Lu Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ CAL R. HOAGLAND Cal R. Hoagland Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Priscilla M. Lu, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of interWAVE Communications International Limited on Form 10-K for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of interWAVE Communications International Limited.

Date: September 30, 2002	By:	/s/ PRISCILLA M. LU
Name: Priscilla M. Lu Title: Chief Executive Officer

I, Cal R. Hoagland, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of interWAVE Communications International Limited on Form 10-K for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of interWAVE Communications International Limited.

Date: September 30, 2002	By:	/s/ CAL R. HOAGLAND
Name: Cal R. Hoagland Title: Chief Financial Officer

QuickLinks

2002 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
  Overview
  GSM Products
  Broadband Products
  Wireless Industry Trends and Directions
  Product Lines
  Product Summary
  Applications of Our Network Systems
  Customers
  Sales and Marketing
  Customer Support—Customer Advocacy/Engineering Services
  Research and Development
  Proprietary Rights
  Manufacturing
  Competition
  Employees
  Government Regulation
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosures About Market Risks
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share data)
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share data)
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements Fiscal Years ended June 30, 2002, 2001 and 2000
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 2002, 2001, 2000 (in thousands)
INDEX TO EXHIBITS
SIGNATURES
POWER OF ATTORNEY
Sarbanes-Oxley Section 302(a) Certification