Form 10-Q
period 2002-09-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2002-11-15
CIK 1095478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of November 6, 2002, 67,572,586 shares of Registrant’s common stock, $0.001 par value, were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,334	$11,403
Short-term investments	—	2,849
Restricted cash, short term portion	742	1,430
Trade receivables, net of allowance of $4,316 and $5,422 as of September 30, 2002 and June 30, 2002, respectively	7,743	10,034
Inventories, net	11,684	13,665
Prepaid expenses and other current assets	3,082	3,509
Total current assets	33,585	42,890
Property and equipment, net	6,294	6,999
Intangibles, net	8,876	1,660
Restricted cash, long term portion	346	684
Other assets	278	394
Total assets	$49,379	$52,627
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,528	$7,972
Accrued expenses	6,167	8,893
Notes payable, short term portion	140	140
Capital lease obligations, short term portion	451	422
Other current liabilities	3,607	2,551
Total current liabilities	16,893	19,978
Notes payable, long term portion	135	176
Capital lease obligations, long term portion	657	792
Other long term liabilities	1,535	1,534
Total liabilities	19,220	22,480
Shareholders’ equity:
Common shares, $0.001 par value; 100,000,000 authorized; 67,135,083 and 58,119,352 shares issued and outstanding as of September 30, 2002 and June 30, 2002, respectively	67	58
Additional paid-in capital	338,871	329,677
Deferred stock compensation	(140)	(298)
Receivable from shareholders	(458)	(455)
Accumulated other comprehensive income	74	(188)
Accumulated deficit	(308,255)	(298,647)
Total shareholders’ equity	30,159	30,147
Total liabilities and shareholders’ equity	$49,379	$52,627

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2002	2001
	(unaudited)
Net revenues	$6,953	$9,796
Cost of revenues	7,213	7,688
Gross profit (loss)	(260)	2,108
Operating expenses:
Research and development	3,700	6,130
Selling, general and administrative	5,105	7,324
Amortization of deferred stock compensation*	55	220
Amortization of intangible assets	—	1,579
Restructuring charges	485	442
Total costs and expenses	9,345	15,695
Operating loss	(9,605)	(13,587)
Interest income	99	605
Interest expense	(1)	(64)
Other income (expense), net	(23)	(60)
Net loss before income taxes	(9,530)	(13,106)
Income tax expense	(78)	(77)
Net loss	$(9,608)	$(13,183)
Basic and diluted loss per share	$(0.16)	$(0.24)
Weighted average common shares used in computing loss per share	58,266	55,602
*Amortization of deferred stock compensation:
Cost of revenues	$16	$14
Research and development	62	90
Selling, general and administrative	(23)	116
Total	$55	$220

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2002	2001
	(unaudited)
Net loss	$(9,608)	$(13,183)
Depreciation and amortization	973	3,678
Amortization of deferred stock compensation	55	220
Compensation expense on stock option grants	23	—
Loss on disposal of assets	818	—
Changes in assets and liabilities:
Restricted cash	1,026	(1,319)
Trade receivables	2,291	2,262
Inventories	1,981	59
Accounts payable	(1,444)	(3,688)
Accrued liabilities	(2,743)	(3,339)
Deferred revenue	889	(315)
Other	(914)	(941)
Net cash used in operating activities	(6,653)	(16,566)
Cash flows from investing activities:
Sale of short-term investments	2,811	7,074
Business acquisitions and minority investments	—	—
Purchases of property and equipment	(73)	(1,122)
Investment in licensed technologies and other	—	(63)
Net cash provided by investing activities	2,738	5,889
Cash flows from financing activities:
Principal payments from notes receivable	21	816
Principal payments on notes payable and capital leases	(175)	(204)
Proceeds from exercise of options and warrants	—	48
Proceeds from exercise of employee stock purchase plan	—	—
Proceeds from issuance of common shares and other	3,000	15
Net cash provided by financing activities	2,846	675
Effect of exchange rate changes on cash and short-term investments	—	—
Net decrease in cash and cash equivalents	(1,069)	(10,002)
Cash and cash equivalents at beginning of period	11,403	25,974
Cash and cash equivalents at end of the period	$10,334	$15,972
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1	$64
Non-cash investing and financing activities:
Common shares issued for acquisitions	$6,337	$—
Warrants issued to third parties	$—	$107

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                 BASIS OF PRESENTATION

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments except as otherwise noted) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses for the past three fiscal years and for the three-month period ended September 30, 2002. Management is currently forming and attempting to execute plans to address these matters. These plans include achieving revenues and margins that will sustain levels of spending, reducing levels of spending, raising additional amounts of cash through the issuance of debt, equity or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders, and the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to successfully execute such plans, it may be required to reduce the scope of its planned operations, which could harm its business, or it may even need to cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unsuccessful in executing such plans and is unable to continue as a going concern.

The Company’s fiscal year 2002 ended on the last day of the actual calendar month and fiscal 2001 and 2000 were 52-week years. Prior to November 2001, the Company’s fiscal periods ended on the Friday nearest the calendar month end. For presentation purposes the accompanying consolidated financial statements and notes refer to the calendar month end. This change did not have a material impact on the Company’s financial position or results of operations.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2002. Certain prior period balances have been reclassified to conform to the current period presentation. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of results for the entire fiscal year ending June 30, 2003.

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

2.                 RECENT ACCOUNTING PRONOUCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 and it did not have an impact on the consolidated financial position, results of operations, or cash flows. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.  The Company adopted SFAS No. 142 as of July 1, 2002; because goodwill no longer exists, such adoption did not have an impact on the results of the Company’s finanial position, results of operations or its cash flows.

Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over an estimated useful life of 4 years.  Had the Company accounted for goodwill consistent with the provisions of SFAS No. 142 in prior years, the Company’s net loss would have been affected as follows: (in thousands, except per share amounts):

	Three Months Ended September 30,
	2002	2001
	(unaudited)
Net loss	$(9,608)	$(13,183)
Add back: Goodwill amortization	—	751
Adjusted net loss	$(9,608)	$(12,432)

Basic and diluted loss per share:
Net loss	$(0.16)	$(0.24)
Goodwill amortization	—	0.01
Adjusted net loss	$(0.16)	(0.23)

Weighted average common shares outstanding – basic and diluted	58,266	55,602

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and in October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS Nos. 143 and 144 for its fiscal year beginning July 1, 2002. The effect of adopting these statements did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

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

The components of the Company’s total comprehensive loss were (in thousands):

	Three Months Ended September 30,
	2002	2001
	(unaudited)
Net loss	$(9,608)	$(13,183)
Foreign currency translation adjustments	300	—
Unrealized gain (loss) on investments	(38)	18
Total comprehensive loss	$(9,346)	$(13,165)

4.                 INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2002	June 30, 2002
	(unaudited)
Work in process	$6,946	$7,712
Finished goods	1,686	2,090
Inventory held at subcontractors	3,052	3,863
	$11,684	$13,665

During the three-month period ended September 30, 2002, the Company absorbed the full cost of a customer shipment amounting to $0.8 million while revenue was only recognized on a cash receipt basis, resulting in a negative gross margin for the quarter.

5.                 BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin (“SAB”) No. 98. The denominator used in the computation of basic and diluted net loss per share is the weighted-average number of common shares outstanding for the respective period. For the three-month periods ended September 30, 2002 and 2001, 15.5 million and 11.8 million potential common shares, respectively, were excluded from the calculation of diluted net loss per shares, as the effect would be anti-dilutive.

6.                 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2002	June 30, 2002
	(unaudited)
Cash and cash equivalents:
Cash	$4,144	$5,946
Money market funds	1,513	927
Commercial paper	4,677	4,530
	$10,334	$11,403

The Company has a $5 million credit facility with Wells Fargo Bank. No amounts have been drawn down under this credit facility as of September 30, 2002 although the availability to borrow has decreased by $0.3 million, as this amount was utilized to secure a standby letter of credit for a vendor performance bond as well as to secure a standby letter of credit for the final costs of the renegotiated facility lease. As of September 30, 2002, $0.4 million was classified as short-term portion of restricted cash.

Additionally, the Company maintains another certificate of deposit in the amount of $0.7 million as collateral on the leased facility in Menlo Park. $0.3 million is restricted for use until expiration in February 2005, and is classified as restricted cash, long term portion as of September 30, 2002.

7.                 ASSET PURCHASE

In September 2002, the Company completed the purchase of substantially all of the assets of GBase Communications (“GBase”), a developer of CDMA 2000 base station systems (BSS) and packet data servicing nodes (PDSNs) for third generation (3G) markets under a license from Qualcomm, Inc (“Qualcomm”).

Under the asset purchase agreement, the Company acquired substantially all of GBase’s assets and assumed most of their liabilities. The initial purchase consideration is 3.2 million common shares.  0.2 million shares were placed in an escrow pending the outcome of certain contingencies.  The value of the shares maybe added to the basis of the acquired assets upon expiration of the contingencies.  Contingent consideration of 0.8 million common shares will be set aside in an escrow and will be released to GBase in two tranches upon the accomplishment of certain predetermined future milestones based on continued employment of key GBase personnel for periods of 12 and 18 months.  If the average of the Company’s closing share price during the last calendar quarter of 2003 is below $2 per share, the Company will be obligated to issue additional contingent consideration in a combination of common shares and cash, such that the total consideration at that time equals $8.4 million on a guaranteed security price of $2 per share.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common stock issued	6,337
$7,312

Other tangible assets	$123
Qualcomm license	1,403
Purchased technology	5,786
$7,312

The value of the contingent consideration of $1.1 million and $0.5 million will be recognized ratably as stock compensation expense over the next 12 and 18 months, respectively.  Purchased technology and the Qualcomm license will be amortized over their estimated useful lives of 4 and 5 years, respectively.

8.                 RESTRUCTURING CHARGES

The Company’s restructuring accrual as of September 30, 2002 and 2001 is summarized as follows (in thousands):

For the three-month period ended September 30, 2002	Restructuring Accrual as of June 30, 2002	Additions/ Reversals	Non-cash Charges	Payments	Restructuring Accrual as of September 30, 2002
Future lease payments related to abandoned facilities	$747	$97	$—	$(731)	$113
Abandoned leasehold improvements	—	—	—	—	—
Workforce reduction	35	388	—	(370)	53
Total	$782	$485	$—	$(1,101)	$166

For the three-month period ended September 30, 2001	Restructuring Accrual as of June 30, 2001	Additions/ Reversals	Non-cash Charges	Payments	Restructuring Accrual as of September 30, 2001
Future lease payments related to abandoned facilities	$5,986	$—	$—	$(507)	$5,479
Abandoned leasehold improvements	595	—	—	—	595
Workforce reduction	—	442	—	(214)	228
Total	$6,581	$442	$—	$(721)	$6,302

During the first quarter of fiscal 2003, the Company continued to reduce its workforce by an additional 62 employees. As a result, the Company recorded a restructuring expense related to severance payments and recorded an additional charge of $0.5 million.

The remaining restructuring accrual for future lease payments related to abandoned facilities and workforce reduction of approximately $0.2 million is expected to be paid out through December 2002, and is included on the accompanying consolidated balance sheet in accrued expenses.

9.                 TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

The Company engaged in business transactions with investors resulting in the following revenue (in thousands):

	Three Months Ended September 30,
	2002	2001
	(unaudited)
Revenue:
Eastern Communications Co., Ltd.**	$1,355	$—
Hutchison Telecommunications Group**	172	2,693

** Related party of the Company

These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Three Months Ended September 30,
	2002	2001
	(unaudited)
Revenue:
Eastern Communications Co., Ltd.**	20%	—%
Hutchison Telecommunications Group**	*	27

* Less than 10%

** Related party of the Company

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

The following table summarizes information relating to the Company’s significant customers with trade receivable balances greater than 10% as of:

	September 30, 2002	June 30, 2002
	(unaudited)
Trade Receivables:
Bell Benin	16%	—%
Hutchison Telecommunications Group**	*	19
Eastern Communications Co., Ltd.**	*	13

* Less than 10%

** Investors of the Company

10.          COMMITMENTS

(a) OPERATING LEASE COMMITMENTS

The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates through December 2006. Future minimum lease payments as of September 30, 2002 are as follows (in thousands):

Fiscal years ending:
2003	$1,981
2004	2,591
2005	1,430
2006	89
Total minimum lease payments	$6,091

The Company subleased office space in Redwood City, California to subtenants. However, the subtenants have not paid rent since October 2001. Accordingly, the Company collected the unpaid rent from the security deposits for the subleases. Since the security deposits did not fully secure the rent for the remainder of the terms of the subleases, the Company was obligated to pay rent of approximately $54 thousand per month until the lease expired in September 2002.

Rent expense was approximately $0.6 million and $1.0 million for the three-month periods ended September 30, 2002 and 2001, respectively.

(b) CAPITAL LEASE COMMITMENTS

The Company has two capital leases with GE Capital. These leases expire in December 2004 and February 2005. Aggregate future minimum lease payments as of September 30, 2002 are as follows (in thousands):

Year ending June 30
2003	$408
2004	543
2005	316
Total minimum lease payments	1,267
Less interest	(159)
Present value of payments under capital lease	1,108
Less current portion	(451)
Long-term portion of capital lease obligation	$657

(c) CONTRACT MANUFACTURERS

The Company generally commits to purchase products from its contract manufacturers covered by forecasts with cancellation fees. As of September 30, 2002, the Company had committed to make purchases totaling $4.5 million from these manufacturers in the next 12 months.  The Company has provided a $1.3 million reserve for commitment cancellations for the next 12 months.

11.          COMMON STOCK ISSUANCE

During the three-month period ended September 30, 2002, the Company amended its original equipment manufacturer agreement with UTStarcom, Inc. (“UTStarcom”). Additionally, UTStarcom acquired 5.8 million shares of the Company’s common stock for a purchase price of $3.0 million, which represents the fair market value of the transaction. The Company also agreed to provide certain network interface technical design services, and in the future produce and sell product to UTStarcom that includes the network interface for CDMA 2000 for fees to be negotiated.  Under the agreement, the Company has deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.

12.          SEGMENT INFORMATION

SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is the chief executive officer (“CEO”).  Subsequent to the June 2002 impairment of Wireless, Inc.’s assets and the continued decline in the demand for Wireless, Inc.’s products, the financial information reviewed by the CEO has been identical to the information presented in the accompanying statements of operations.  Accordingly, the Company has determined that effective July 1, 2002, it is operating in a single GSM segment.  GSM products provide infrastructure equipment and software using GSM to support an entire wireless network within a single, compact enclosure.  Prior period information has been restated to conform to this new segment presentation.

Due to the nature of the Company’s business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the three-month periods ended September 30, 2002 and 2001 is based on our customers’ locations. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

The following table sets forth net revenues and property, plant and equipment information for geographic areas (in thousands):

	Three months ended September 30,
	2002	2001
Net Revenues:
North America	$1,895	$2,147
Latin America	148	4,424
Europe, Middle East and Africa	2,970	2,493
Asia	1,940	732
North America	$6,953	$9,796

	As of September 30, 2002	As of June 30, 2002
Property, Plant and Equipment:
North America	$4,648	$5,163
Latin America	41	45
Europe, Middle East and Africa	451	463
Asia	1,154	1,328
North America	$6,294	$6,999

13.          LEGAL PROCEEDINGS

On November 21, 2001, a securities class action, Middleton v. interWAVE Communications International, Ltd., et. al., Case No. 01 CV 10598, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and three of the Company’s officers. The amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased the Company’s stock during the period from January 28, 2000 through December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. The Company believes it has meritorious defenses to the claims and will defend itself vigorously.  The Company and the named officer defendants have made a motion to dismiss the complaint.

The Company is unable to predict the outcome of the litigation and does not expect it to be resolved in the near future. The legal proceedings may be time consuming and expensive and the outcome could be adverse to the Company, although the Company believes it has meritorious defenses. An adverse outcome could have a material adverse affect on the Company’s financial position, on its business and results of operations.  The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

14.          SUBSEQUENT EVENTS

In October 2002, the Company issued a warrant to purchase 2 million shares of common stock to UTStarcom, Inc.  The fair value of the warrant will be determined using the Black-Scholes pricing method and will be charged to the Company’s consolidated statement of operations in the second quarter of fiscal 2003.

In October 2002, the Company entered into a licensing agreement (the “Agreement”) with Telos Technology Ltd.  Under the Agreement, the Company will deliver a perpetual license to use certain technology acquired in the GBase acquisition for consideration of $2 million and will develop and transfer manufacturing design technology for consideration of $1 million.  Such consideration will offset the cost of the GBase assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q which are not historical facts are “forward-looking statements” that are subject to known and unknown risks and uncertainties that could cause the results of interWAVE Communications International, Ltd. to differ materially from management’s current expectations. These risks and uncertainties include, but are not limited to, the risks relating to interWAVE’s additional financing needs, history of losses, the expectation of future losses, potential lack of liquidity, reliance on a small number of customers, reliance on the purchase commitments of large customers, complexity of products, difficulties in introducing new or enhanced products, compliance with regulations and evolving industry standards, long sales cycles, intense competition, sales to China, management of global operations, the ability to retain and motivate key employees, the ability to integrate acquired companies, cash outflows for acquisitions, the effects of a natural disaster, possibility of future impairment losses, the potential for delisting from the Nasdaq National Market, and the Risk Factors discussed in the initial public offering prospectus dated January 28, 2000, the annual report on Form 10-K for the fiscal year ended September 30, 2002, and in the filings and reports made from time to time by interWAVE with the Securities and Exchange Commission (“SEC”). We cannot assure you that future results will be achieved, and actual results could differ materially from expectations, forecasts and estimates. interWAVE assumes no obligation to update any forward-looking statements, which speak only as of their respective dates. Important factors that could cause actual results to differ materially are discussed in the section “Risk Factors” included in our Form 10-K dated September 30, 2002 filed with the SEC. You are encouraged to review such risk factors carefully.

OVERVIEW

We provide compact wireless communications systems for the GSM market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems were initially deployed to add capacity and coverage to existing systems, primarily in Asia. Deployments of community networks began in 1998, primarily in China and Africa. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $7.0 million and $9.8 million for the three-month periods ended September 30, 2002 and 2001, respectively. We incurred net losses of $9.6 million and $13.2 million for the three-month periods ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and 2001, we had an accumulated deficit of $308.3 million and $247.5 million, respectively.

We went through a series of downsizings and realignments over this last fiscal year while we faced a very challenging economic global environment. We brought in new financial and sales management at the beginning of the fiscal year and adopted a set of rigorous reporting procedures to ensure visibility and accountability. We sharpened our focus on our core business as a provider of cellular infrastructure networks to operators.  As a result, we reduced our broadband product line and developed operating metrics, thereby targeting lowered operating expenses, decreased losses and increased revenue.

Currently, our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their systems and by our direct sales force. The components of sales by channel are as follows:

	Three Months Ended
	September 30, 2002	September 30, 2001
Direct sales to wireless providers	45%	70%
System integrators	32%	29%
Communication equipment providers	23%	1%

Net revenues outside North America represented approximately 73% and 78% of total net revenues for the three months ended September 30, 2002 and 2001, respectively. We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States. We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

We expanded our marketing and sales into Eastern Europe. Of the revenue in the first fiscal quarter of 2003, 2% of our revenue was from Latin America, 43% of our revenue was from Europe, Middle East and Africa, 28% of our revenue was from Asia Pacific, and 27% of our revenue was from

North America, mostly from “license saver” sales to small operators in the U.S. Recent expansion into Russia should allow us to begin to establish presence in Eastern Europe, where cellular service penetration is low and growth potential is significant.

In September 2002, we completed the purchase of substantially all of the assets of GBase Communications (“GBase”), a developer of CDMA 2000 base station systems (BSS) and packet data servicing nodes (“PDSN”s) for third generation (“3G”) markets under a license from Qualcomm, Inc (“Qualcomm”). With the asset purchase of GBase, including CDMA2000 IP based product and technology and the team from GBase, we plan to expand our product offering to address the new CDMA 2000 networks that follow the CDMA IS-95 networks in the U.S., China, Japan and parts of Latin America. These new Internet Protocol (IP) based product and technology from GBase provides a pico, micro and macro level base transceiver station (“BTS”) for 1XRTT CDMA 2000, which could be upgraded to 1XEVDO in the future.

Under the asset purchase agreement, we acquired substantially all of GBase’s assets and assumed most of their liabilities. The initial purchase consideration is 3.2 million common shares.  0.2 million common shares were placed in an escrow pending the outcome of certain contingencies.  The value of the shares maybe added to the basis of the acquired assets upon expiration of the contingencies.  Contingent consideration of 0.8 million common shares will be set aside in an escrow and will be issued in two tranches upon the accomplishment of certain predetermined future milestones based on continued employment of key GBase personnel for periods of 12 and 18 months.  If the average of our closing share price during the last calendar quarter of 2003 is below $2 per share, we will be obligated to issue additional contingent consideration in a combination of common shares and cash, such that the total consideration at that time equals $8.4 million on a guaranteed security price of $2 per share.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common stock issued	6,337
$7,312

Other tangible assets	$123
Qualcomm license	1,403
Purchased technology	5,786
$7,312

The value of the contingent consideration of $1.1 million and $0.5 million will be recognized ratably as stock compensation expense over the next 12 and 18 months, respectively.  Purchased technology and the Qualcomm license will be amortized over their estimated useful lives of 4 and 5 years, respectively.

In September 2002, we amended our original equipment manufacturer agreement with UTStarcom, Inc. (“UTStarcom”). Additionally, UTStarcom acquired 5.8 million shares of our common stock for a purchase price of $3.0 million, which represents the fair value of the transaction. We also agreed to provide certain network interface technical design services, and in the future produce and sell product to UTStarcom that includes the network interface for CDMA 2000 for fees to be negotiated. Under the agreement, we have deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.  In October 2002, we issued a warrant to purchase 2 million shares of our common stock to UTStarcom, Inc.  The fair value of the warrant was determined using the Black-Scholes pricing tool and will be charged to our consolidated statement of operations in the second quarter of fiscal 2003.

Subsequent to the September 2002 quarter, we entered into a licensing agreement (the “Agreement”) with Telos Technology Ltd.  Under the Agreement, we will deliver a perpetual license to use certain technology acquired in the GBase acquisition for consideration of $2 million and will develop and transfer manufacturing design technology for consideration of $1 million.  Such consideration will offset the cost of the GBase assets.

Due to the state of the worldwide economy and the uncertainty of economic recovery, we have taken decisive actions to further cut costs. Specific steps have already been taken since June 2002 to further reduce expenses with reductions in our work force, reductions in our development program, and product streamlining. We have terminated 22 employees and contractors and reduced compensation and work hours of 8 additional employees since the end of September 2002, and we plan to continue to reduce expenses to align operational costs with the reduced world telecom economic outlook. We also plan to cost reduce our core product line to improve overall margins.

We plan to continue to refine our sales and marketing strategy going forward for the next fiscal year in light of the worldwide recession and conservatism across all segments of industry. We plan to market into countries where wireless telephone services are critical for continued economic survival, offering solutions at price points for overall network deployment that ensures the operator breakeven at or below one year. Based on our success in Sri Lanka, Paraguay and some of the African countries, we plan to make further inroads into regions in Latin America, Eastern Europe, western provinces of China, and parts of South East Asia.

CRITICAL ACCOUNTING POLICIES

We believe that there are several accounting policies that are critical to understanding our future performance as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements.” Accordingly, equipment revenue is recognized when all of the following have occurred: persuasive evidence of an arrangement exists, the product has been shipped, title and all of the benefits and risks of ownership including risk of loss have passed to the customer, we have the right to invoice the customer, collection of the receivable is reasonably assured, and we have fulfilled all pre-sale contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed. Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to us. Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

Accounts Receivable Valuation

We evaluate the collectibility of our trade receivables based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due and historical collection experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables are also likely to change.

Inventory Valuation

We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, quality issues, excess inventory and obsolescence. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

Impairment of Long-lived Assets

We currently evaluate our long-lived assets, including identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is estimated using discounted net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

We evaluate the recoverability of long-lived assets when events or circumstances indicate a possible impairment. Any impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operation.

Restructuring Charges

Subsequent to the June 2001 acquisition of Wireless, Inc., our Board of Directors approved a plan to reduce the aggregate work force of interWAVE, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction. The restructuring activities were initiated primarily due to the severe downturn in the economic environment in the telecommunications industry. Restructuring charges are recorded in the condensed consolidated statement of operations as a separate line item. Please refer to Note 8 to the condensed consolidated financial statements for further discussion of our restructuring activities.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended September 30,
	2002	2001
	(unaudited)
Net revenue	100.0%	100.0%
Cost of revenue	103.7	78.5
Gross margin	(3.7)	21.5
Operating expenses:
Research and development	53.2	62.6
Selling, general and administrative	73.4	74.8
Amortization of deferred stock compensation	0.8	2.2
Amortization of intangible assets	—	16.1
Restructuring charges	7.0	4.5
Operating loss	(138.1)	(138.7)
Interest income, net	1.4	5.5
Other expense, net	(0.3)	(0.6)
Income taxes	(1.1)	(0.8)
Net loss	(138.1)%	(134.6)%

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET REVENUES

Total revenues decreased 29% from $9.8 million in the first quarter of fiscal 2002 to $7.0 million in the first quarter of fiscal 2003 due to the continuing challenging economic global environment and deterioration of the telecommunications industry.  Categorically, the decrease was primarily due to decreased sales to wireless service providers, which decreased from $6.9 million in the first quarter of fiscal 2002 to $3.2 million in the first quarter of fiscal 2003; decreased sales to system integrators from $2.8 million in the first quarter of 2002 to $2.2 million in the first quarter of fiscal 2003; offset by increased sales to communications equipment providers from $0.1 million in the first quarter of fiscal 2002 to $1.6 million in the first quarter of fiscal 2003.

GROSS MARGIN

Gross margin decreased to (3.7)% in the first quarter of fiscal 2003 from 21.5% in the same quarter of fiscal 2002. The decrease in gross margin was primarily due to the full cost absorption of a customer shipment amounting to $0.8 million while revenue was only recognized on a cash receipt basis.  Such customer is due to pay six equal monthly installments of $0.2 million beginning April 2003.  Gross margin also decreased because of the absorption of services and customer support expenses in cost of revenues sold on lower sales volume.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $2.4 million or 39.7% to $3.7 million in the first quarter of fiscal 2003 from $6.1 million in the same period of fiscal 2002.  The change is primarily due to a decrease of $1.7 million in labor-related costs as a result of a $1.5 million decrease in salaries, fringe benefits and bonuses related to a reduction in employee headcount, and a $0.2 million decrease in consulting and other expenses.  The remaining decrease of $0.7 million is comprised of R&D materials, professional and legal fees, depreciation and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased $2.2 million or 30.0% to $5.1 million in the first quarter of fiscal 2003 from $7.3 million in the same period of fiscal 2002.  The decrease is primarily attributed to a $0.6 million decrease in bad debt expense and a $1.6 million decrease in labor-related and other costs as a result of the reductions in headcount executed over the past three quarters.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

Amortization of deferred stock compensation decreased 75.0% to $55 thousand in the first quarter of fiscal 2003 from $0.2 million in the same quarter of fiscal 2002. The $0.2 million decrease represents continuing amortization of the deferred stock compensation balance and cancellation of unamortized deferred stock compensation expense as a result of the Company’s actions to reduce the aggregate workforce and restructure certain business functions since the beginning of fiscal 2002.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of goodwill and purchased intangible assets was zero for the first quarter of fiscal 2003 as a result of impairment of all of Wireless Inc.’s goodwill and other intangible assets at June 2002.  The Company’s remaining legacy products were amortized through cost of revenues.  The GBase transaction was closed on September 26, 2002.  Accordingly, amortization of the related intangible assets for the quarter ended September 30, 2002 were immaterial and not included in the amortization of intangible assets.  The $1.6 million amortization of intangible assets for the first quarter of fiscal 2002 relates to the Company’s acquisition of Wireless, Inc. at June 2001.

RESTRUCTURING CHARGES

In accordance with the Company’s plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, the Company recorded an additional restructuring charge of $0.5 million in the first quarter of fiscal 2003.  See Note 8 to the condensed consolidated financial statements for details.

NET INTEREST INCOME

We had net interest income in the fiscal quarter ended September 30, 2002 of $98 thousand compared to $0.5 million for the fiscal quarter ended September 30, 2001, which decrease was attributable to the continuing reduction of cash and investments from our use of funds for operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.  Net cash used in operating activities for the three-month period ended September 30, 2002 was primarily attributable to net loss from operations, decreases in accounts payable and accrued expenses and other liabilities, offset by non-cash depreciation and amortization, as well as decreases in inventory and trade receivables and increases in deferred revenue. For the three-month period ended September 30, 2001, net cash used in operating activities was primarily attributable to net loss from operations, decreases in accounts payable and accrued expenses and other liabilities, offset by non-cash depreciation and amortization as well as decreases in trade receivables and inventory.

Investing Activities.  For the three-month period ended September 30, 2002, the primary source of cash in investing activities was the sale of our remaining short-term investments.  For the three-month period ended September 30, 2001, our investing activities consisted primarily of the sale of short-term investments offset by purchases of property and equipment.  We expect that capital expenditures will decrease due to our continued cost-cutting efforts and conservation of cash resources.

Financing Activities.  For the three-month period ended September 30, 2002, we raised $3.0 million from UTStarcom, Inc. through common stock issuance.  For the three-month period ended September 30, 2001, the primary source of cash provided in financing activities were principal payments on notes payable net of receipts on our issuance of notes receivable to several of our customers.

As of September 30, 2002, the Company has no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

Summary of Liquidity.  There can be no assurances as to whether our existing cash and cash equivalents plus short–term investments will be sufficient to meet our liquidity requirements. We have had recurring net losses for the past three fiscal years. Management is currently forming and attempting to execute plans to address these matters. These plans include achieving revenues and margins that will sustain levels of spending, reducing levels of spending, raising additional amounts of cash through the issuance of debt, equity or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. We cannot assure you that we will be successful in the execution of our plans.

RISK FACTORS

Set forth below and elsewhere in this Form 10-Q and in the other documents that we file with the Securities and Exchange Commission, including the prospectus dated January 28, 2000 and the Annual Report on Form 10-K dated September 30, 2002, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report.

Investing in our common shares involves a high degree of risk. If any of the following risks occur, the market price of our common shares could decline and you could lose all or part of your investment.

We may require additional financing to fund operations in Fiscal 2003 and beyond and we cannot assure you that additional financing will be available.

There can be no assurance as to whether our existing cash and cash equivalents plus short–term investments will be sufficient to meet our liquidity requirements. We have had recurring net losses in the past three fiscal years. Management is currently forming and attempting to execute plans to address these matters. These plans include achieving revenues and margins that will sustain levels of spending, reducing levels of spending, raising additional amounts of cash through the issuance of debt, equity or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. In this regard, our independent auditor’s report contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern. We cannot assure you that we will be successful in the execution of our plans.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of unfavorable general economic conditions in the United States and internationally, and reduced worldwide capital spending, our sales have declined in recent fiscal quarters. In particular, our sales declined in the quarter ended June 30, 2002. Telecommunications equipment spending has declined worldwide during calendar year 2002. If the economic conditions in the United States and in the other international markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

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

As of September 30, 2002, we had an accumulated deficit of $308.3 million. We incurred net losses of approximately $9.6 million and $13.2 million for the three-month periods ended September 30, 2002 and 2001, respectively. We may continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future. We will need to generate substantially higher revenues to achieve and sustain profitability and positive cash flow. Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

•                                          the rate of market acceptance of compact mobile wireless systems;

•                                          our ability to compete successfully against much larger GSM and CDMA 2000 communications equipment providers;

•                                          our ability to continue to expand our customer base;

•                                          our ability to control costs and reduce expenses;

•                                          our ability to efficiently manufacture our products;

•                                          our volumes of manufacturing and ability to absorb overhead;

•                                          our ability to outsource manufacturing and reduce manufacturing expenses;

•                                          our ability to develop third generation (“3G”) wireless products, including CDMA 2000 products;

•                                          our ability to achieve compatibility and interoperability of our GSM and CDMA 2000 products with existing networks, other vendor’s equipment and industry standards; and

•                                          our ability to generate cash flow from operations.

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

Our quarterly revenue may be affected by the purchasing process and financing process of our customers, particularly in the purchasing of complete networks.

Customers that purchase complete networks have a complex purchasing process that includes a long sales cycle of six months to one year. Some of these customers are public entities that require public hearings and a public decision approval process before they are able to submit a purchase order. Customers for complete networks often require assistance in network planning, equipment specification, business plan preparation and financing presentations. The purchasing process may be complex and may require the approvals of licensing authorities, a technical team, a management group and a board of directors, as well as approval of financing. The timing and outcome of this process may be difficult to determine and may affect our ability to forecast sales, close transactions and sell our products for complete networks. If we fail to close the sale for one or more complete networks in any fiscal quarter, or if our customer fails to obtain the required approvals or fails to obtain financing, then our revenues and operating results may be adversely affected.

Our stock price has been volatile since our initial public offering, which may make it more difficult for you to resell shares at prices you find attractive.

Our stock price could fluctuate due to the following factors, among others:

•                                          announcements of operating results and business conditions by our competitors;

•                                          announcements by our competitors relating to new customers or technological innovation;

•                                          economic developments in the telecommunications industry as a whole;

•                                          analysts rating downgrades may have a negative impact on our stock price;

•                                          political and economic developments in countries where we have business or where our customers are located;

•                                          delisting from the Nasdaq National Market; and

•                                          general market conditions.

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

Our common stock may be subject to delisting from the NASDAQ National Market if the stock trades for less than one dollar per share for an extended time period of time.  Our stock has traded for less than one dollar for more than four months.  On November 1, 2002 we received a notice from Nasdaq that our stock will be delisted on November 11, 2002 for failure to maintain a closing bid price above $1 per share unless we request a hearing before November 8, 2002.  We have requested a hearing, and the hearing is scheduled for December 12, 2002, to appeal this ruling. We plan to present a plan to Nasdaq to bring the trading price of our common stock to $1 per share or more. There is no assurance that Nasdaq will accept our plan or that our stock will trade at $1 or more. If our common stock is delisted from the NASDAQ National Market, the market for our common stock may have less liquidity, there may be less trading volume, and the market price for our shares may be adversely affected. If we do not succeed in our appeal we plan to apply to transfer to the Nasdaq Small Cap Market.

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

As part of our business strategy, we completed several acquisitions during the 2001 fiscal year and have recently completed during fiscal year 2003 our acquisition of substantially all of the assets of GBase Communications. Acquisition transactions are accompanied by a number of risks, including:

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

A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues in the three most recent fiscal years were as follows:

	Three-Month Period Ended September 30,
	2002		2001
Hutchison Telecommunications Group	*	%	27%
Eastern Communications Co., Ltd.	20		—

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

There are risks associated with our dependence on one contract manufacturer, including the contract manufacturer’s control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If we are unable to obtain our products from manufacturers on schedule, revenues from the sale of those products may be delayed or lost, and our reputation, relationship with customers and our business could be harmed. In addition, in the event that a contract manufacturer must be replaced, the disruption to our business and the expense associated with obtaining and qualifying a new contract manufacturer could be substantial. If problems with our contract manufacturer cause us to miss customer delivery schedules or result in unforeseen product quality problems, we may lose customers. As a result, our revenues and our future growth prospects would likely decline.

Because some of our key components come from a single source, or require long lead times, we could experience unexpected interruptions, which could cause our operating results to suffer.

A number of our suppliers are sole sources for key components for our products. These key components are complex and difficult to manufacture and require long lead times. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from other suppliers. Supply interruptions could delay product shipments, causing our revenues and operating results to decline.

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

We may experience difficulties in the introduction of new or enhanced products or 3G products that could result in significant, unexpected expenses or delay their launch, which would harm our business.

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

An international consortium of standards bodies has established the specifications for the third generation (“3G”) wireless standard, and is further working to establish the specifications of a future wireless standard and its interoperability with existing standards. Any failure of our products to comply with 3G or future standards, including Qualcomm’s standards for CDMA, could delay their introduction and require costly and time consuming engineering changes. After a future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future. As a result, we may be unable to achieve or sustain profitability or positive cash flow.

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

Our long sales cycle requires us to invest resources in a possible transaction that may not be recovered if we do not successfully conclude the transaction. Factors that affect the length of our sales cycle include:

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

•                                          time for the customer’s internal financing process; and

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

We currently compete against communications equipment providers such as Nortel, Alcatel, Ericsson, Lucent, Motorola, Nokia Siemens, ZTE and Huawei in the GSM, CDMA, TDMA, DECT and wireless local loop markets. All of the major communications equipment providers have broad product lines that include at least partial solutions that address our target markets.

The broadband wireless access market is rapidly evolving and highly competitive. We believe that our broadband business is affected by the following competitive factors:

•                                          intense price competition;

•                                          the availability of substitute products;

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

In addition, we are seeking to sell our products in emerging markets, many of which have less reliable traditional telephone infrastructures than developed countries. If these countries improve the reliability and service of their traditional telephone networks, the demand for our products in these markets could be harmed and our future revenue growth could decline. The existing poor quality of the public switched telephone network in these markets may affect the perceived performance of our products and adversely affect our business.

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

For the fiscal quarter ended September 30, 2002, our customers in the People’s Republic of China accounted for 8% of our accounts receivable. In March 2002, we signed an OEM Cooperation Agreement with Eastern Communications Company Limited (“Eastcom”), a major wireless equipment manufacturer in Hangzhou, China. Eastcom’s United States subsidiary, Eastern Communications USA, Inc. is one of our largest shareholders. The agreement provides that we will transfer the manufacturing of some of our GSM products to Eastcom and cooperate in the development of product enhancements. Sales in China pose significant additional risks, which include:

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

•                                          changes in United States foreign trade policy towards China which may restrict our ability to export products to or make sales in China, and similar changes in China’s policy regarding the United States;

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

If we are unable to hire or retain key personnel, or if we lack sufficient personnel, we might not be able to operate our business successfully.

Our business is highly dependent on our ability to attract, retain and motivate qualified technical and management personnel. Competition is intense for qualified personnel in our industry and in Northern California, where most of our engineering personnel are located, and we may not be successful in attracting and retaining these personnel.  Skilled management and technical personnel are essential to our business and to the development of our 3G products.  Our personnel resources are limited because of the reduction in the number of employees as we reduce our expenses.  We do not have non-compete agreements with most of our key employees. We currently do not maintain key person life insurance on any of our key executive. Our success also depends upon the continuing contributions of our key management and our research, product development, sales and marketing and manufacturing personnel. Many of these key employees would be difficult to replace.

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

We may require additional funding, which may not be available on terms which are favorable to us, or may not be available at all. Currently, we have a $5 million credit facility with Wells Fargo Bank and two credit facilities amounting to $2 million for our subsidiary in Europe with Royal Bank of Scotland. If we issue equity securities, existing shareholders may experience dilution or the new equity securities may have rights, preferences and privileges senior to those of existing shareholders. If additional funds are raised through the issuance of debt securities, such securities may have rights, preferences and privileges senior to holders of common shares. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, and we may not be able to continue our business as a going concern. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. If we are unable to successfully execute our business plan, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. See “Use of Proceeds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on our capital requirements and requirements for liquidity.

Control by our existing shareholders could discourage the potential acquisition of our business.

As of September 30, 2002, our executive officers, directors and 5% or greater shareholders and their affiliates owned 21.2 million shares or approximately 31.1% of our outstanding common shares. Acting together, these shareholders would be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

Our bye-laws may discourage potential acquisitions of our business.

Some of our bye-laws and Bermuda law may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. This may reduce the market price of our common shares.

Our bye-laws provide for waiver of claims by shareholders and indemnify directors and officers.

Our bye-laws provide for a broad indemnification of actions of directors and officers. Under the bye-laws, the shareholders agree to waive claims against directors and officers for their actions in the performance of their duties, except for acts of fraud or dishonesty. These waivers will not apply to claims arising under the United States federal securities laws and will not apply to the extent that they conflict with provisions of the laws of Bermuda or with the fiduciary duties of our directors and officers.

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

We have never paid or declared any cash dividends on our common shares or other securities and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividend on our common shares in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

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

We have recorded impairment losses in the past and any future impairment of long-lived assets could have a material adverse impact on our financial conditions and results of operations

Our long-lived assets include goodwill and other intangible assets as a result of our purchasing of assets or businesses. During fiscal 2002, we evaluated the recoverability of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets or by determining the current market value of such assets. Accordingly, we recorded losses on asset impairments and sales in the amount of $19.6 million during fiscal 2002.  We evaluated the recoverability of long-lived assets when events or circumstances indicate a possible impairment or at least annually. Recoverability of long-lived assets is discussed in our Recent Accounting Pronouncements Section under Item 7 of Management’s Discussion and Analysis regarding the adoption of SFAS No. 142. Any further impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk. Through September 30, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

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

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on November 12, 2002.  Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its quarterly report on Form 10-Q for the quarterly period ended September 30, 2002.

Subsequent to November 12, 2002 through the date of this filing of Form 10-Q for the quarterly period ended September 30, 2002, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 21, 2001, a securities class action, Middleton v. interWAVE Communications International, Ltd., et. al., Case No. 01 CV 10598, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and three of the Company’s officers. The amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased the Company’s stock during the period from January 28, 2000 through December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. The Company believes it has meritorious defenses to the claims and will defend itself vigorously.  The Company and the named officer defendants have made a motion to dismiss the complaint.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities.

The following table sets forth information regarding all unregistered securities of the Company issued by the Company from July 1, 2002 to September 30, 2002.

Class of Purchasers	Date of Sale	Aggregate Number of Title of Securities	Purchase Securities	Form of Price Consideration
UTStarcom, Inc.	09/30/02	Common Shares- 5,836,575	$3,000,000	Cash

In September 2002, the Company completed the purchase of substantially all of the assets of GBase Communications (“GBase”).  Under the asset purchase agreement, the Company acquired substantially all of GBase’s assets and assumed most of their liabilities. The initial purchase consideration is 3.44 million common shares.  225,000 common shares were set aside in an escrow to satisfy any claims against GBase.  Contingent consideration of 0.8 million common shares will be set aside in an escrow and will be released in two tranches upon the accomplishment of certain predetermined future milestones based on continued employment of key GBase personnel for periods of 12 and 18 months.  If the average of the Company’s closing share price during the last calendar quarter of 2003 is below $2 per share, the Company will be obligated to issue additional contingent consideration in a combination of common shares and cash, such that the total consideration at that time equals $8.4 million on a guaranteed security price of $2 per share.

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

There can be no assurances as to whether our existing cash and cash equivalents plus short-term investments will be sufficient to meet our liquidity requirements. We have had recurring net losses for the past three fiscal years. Management is currently forming and attempting to execute plans to address these matters. These plans include achieving revenues and margins that will sustain levels of spending, reducing levels of spending, raising additional amounts of cash through the issuance of debt, equity or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. In this regard, our independent auditor’s report contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern. We cannot assure you that we will be successful in the execution of our plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of fiscal 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2 (1)	Amended and Restated Bye-Laws of the Registrant

3.3 (1)	Memorandum of Association

10.24	Asset Purchase Agreement, by and among interWAVE Communications International, Ltd., interWAVE Advanced Communications, Inc. and GBase Communications, dated August 16, 2002*

10.25	Amendment to OEM Agreement between UTStarcom, Inc. and interWAVE Communications International, Ltd., dated September 27, 2002*

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to the same number exhibits filed with Registrant's Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

*                 Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect to the omitted portions.

(b) Reports on Form 8-K

On September 10, 2002, the Company filed a current report on Form 8-K notifying creditors of GBase Communications that a bulk sale is about to be made of the assets as described thereto (File No. 001-15631).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: November 14, 2002	interWAVE Communications International, Ltd.

	By:	/s/ PRISCILLA M. LU
Priscilla M. Lu
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Priscilla M. Lu, certify that:

1.               I have reviewed this Form 10-Q of interWAVE Communications International, Ltd.;

2.               Based on my knowledge, this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-Q;

3.               Based on my knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of , and for , the periods presented in this Form 10-Q;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-Q is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-Q (the “Evaluation Date”); and

(c)          presented in this Form 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Form 10-Q whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ PRISCILLA M. LU
Priscilla M. Lu
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cal R. Hoagland, certify that:

1.               I have reviewed this Form 10-Q of interWAVE Communications International, Ltd.;

2.               Based on my knowledge, this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-Q;

3.               Based on my knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of , and for , the periods presented in this Form 10-Q;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-Q is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-Q (the “Evaluation Date”); and

(c)          presented in this Form 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Form 10-Q whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Chief Financial Officer
(Principal Financial and Accounting Officer)

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2 (1)	Amended and Restated Bye-Laws of the Registrant

3.3 (1)	Memorandum of Association

10.24	Asset Purchase Agreement, by and among interWAVE Communications International, Ltd., interWAVE Advanced Communications, Inc. and GBase Communications, dated August 16, 2002*

10.25	Amendment to OEM Agreement between UTStarcom, Inc. and interWAVE Communications International, Ltd., dated September 27, 2002*

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to the same number exhibits filed with Registrant's Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

*                 Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect to the omitted portions.