Form 10-Q
period 2002-12-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2003-02-14
CIK 1095478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

As of January 22, 2003, 68,372,586 shares of Registrant’s common stock, $0.001 par value, were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,858	$11,403
Short-term investments	—	2,849
Restricted cash, short term portion	292	1,430
Trade receivables, net of allowance of $3,581 and $5,422 as of December 31, 2002 and June 30, 2002, respectively	4,811	10,034
Inventories, net	10,060	13,665
Prepaid expenses and other current assets	1,809	3,509
Total current assets	25,830	42,890
Property and equipment, net	5,952	6,999
Intangibles, net	6,324	1,660
Restricted cash, long term portion	684	684
Other assets	259	394
Total assets	$39,049	$52,627
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,404	$7,972
Accrued expenses	6,505	8,893
Notes payable, short term portion	194	140
Capital lease obligations, short term portion	462	422
Other current liabilities	2,702	2,551
Total current liabilities	14,267	19,978
Notes payable, long term portion	176	176
Capital lease obligations, long term portion	537	792
Other long term liabilities	2,057	1,534
Total liabilities	17,037	22,480
Shareholders’ equity:
Common shares, $0.001 par value; 100,000,000 authorized; 67,327,671 and 58,119,352 shares issued and outstanding as of December 31, 2002 and June 30, 2002, respectively	67	58
Additional paid-in capital	339,257	329,677
Deferred stock compensation	(78)	(298)
Receivable from shareholders	(461)	(455)
Accumulated other comprehensive loss	(475)	(188)
Accumulated deficit	(316,298)	(298,647)
Total shareholders’ equity	22,012	30,147
Total liabilities and shareholders’ equity	$39,049	$52,627

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net revenues	$7,952	$11,180	$14,905	$20,976
Cost of revenues	6,215	8,362	13,428	16,050
Gross profit	1,737	2,818	1,477	4,926
Operating expenses:
Research and development	3,995	4,896	7,695	11,026
Selling, general and administrative	4,803	6,858	9,908	14,182
Amortization of deferred stock compensation*	60	(729)	115	(509)
Amortization of intangible assets	552	1,566	552	3,145
Restructuring charges	151	397	636	839
Total costs and expenses	9,561	12,988	18,906	28,683
Operating loss	(7,824)	(10,170)	(17,429)	(23,757)
Interest income	28	430	127	1,035
Interest expense	—	(95)	(1)	(159)
Other expense, net	(108)	(196)	(131)	(256)
Net loss before income taxes	(7,904)	(10,031)	(17,434)	(23,137)
Income tax expense	(139)	(161)	(217)	(238)
Net loss	$(8,043)	$(10,192)	$(17,651)	$(23,375)
Basic and diluted loss per share	$(0.12)	$(0.18)	$(0.28)	$(0.42)
Weighted average common shares used in computing loss per share	67,263	55,826	62,764	55,716
*Amortization of deferred stock compensation:
Cost of revenues	$17	$38	$33	$52
Research and development	68	212	130	302
Selling, general and administrative	(25)	(979)	(48)	(863)
Total	$60	$(729)	$115	$(509)

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2002	2001
	(unaudited)
Net loss	$(17,651)	$(23,375)
Depreciation and amortization	2,403	6,800
Amortization of deferred stock compensation	115	(509)
Compensation expense related to issuance of restricted stock	320	—
Compensation expense related to issuance of contingent compensation	333	—
Loss on disposal of assets	1,025	—
Changes in assets and liabilities:
Restricted cash	1,138	(668)
Trade receivables	5,223	3,776
Inventories	3,605	543
Accounts payable	(3,568)	(6,771)
Accrued liabilities	(2,405)	(5,198)
Deferred revenue	123	(290)
Other	1,804	(1,913)
Net cash used in operating activities	(7,535)	(23,779)
Cash flows from investing activities:
Sale of short-term investments	2,849	9,361
Purchases of property and equipment	(705)	(1,067)
Investment in licensed technologies and other	—	(218)
Net cash provided by investing activities	2,144	8,076
Cash flows from financing activities:
Principal payments from notes receivable	21	816
Principal payments on notes payable and capital leases	(175)	(534)
Proceeds from exercise of options and warrants	—	96
Proceeds from exercise of employee stock purchase plan	—	148
Proceeds from issuance of common shares and other	3,000	(91)
Net cash provided by financing activities	2,846	617
Effect of exchange rate changes on cash and short-term investments	—	37
Net decrease in cash and cash equivalents	(2,545)	(15,049)
Cash and cash equivalents at beginning of period	11,403	25,974
Cash and cash equivalents at end of the period	$8,858	$10,925
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2	$149
Non-cash investing and financing activities:
Common shares issued for acquisitions	$6,337	$—
Warrants issued to third parties	$320	$107

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses for the past three fiscal years and for the six-month period ended December 31, 2002. Management is currently attempting to execute plans to address these matters. These plans include achieving revenues and margins that will sustain levels of spending, reducing levels of spending, raising additional amounts of cash through the issuance of debt, equity or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders, and the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to successfully execute such plans, it may be required to reduce the scope of its planned operations, which could harm its business, or it may even need to cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unsuccessful in executing such plans and is unable to continue as a going concern.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2002. Certain prior period balances have been reclassified to conform to the current period presentation. The results of operations for the three-month and six-month periods ended December 31, 2002 are not necessarily indicative of results for the entire fiscal year ending June 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.                 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.  The Company adopted SFAS No. 142 as of July 1, 2002; because the Company no longer has any goodwill, such adoption did not have an impact on the results of the Company’s financial position, results of operations or its cash flows.

Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over an estimated useful life of 4 years.  Had the Company accounted for goodwill consistent with the provisions of SFAS No. 142 in prior periods, the Company’s net loss would have been affected as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net loss	$(8,043)	$(10,192)	$(17,651)	$(23,375)
Add back: Goodwill amortization	—	854	—	1,605
Adjusted net loss	$(8,043)	$(9,338)	$(17,651)	$(21,770)

Basic and diluted loss per share:
Net loss	$(0.12)	$(0.18)	$(0.28)	$(0.42)
Goodwill amortization	—	0.01	—	0.03
Adjusted net loss	$(0.12)	$(0.17)	$(0.28)	(0.39)

Weighted average common shares used in computing loss per share	67,263	55,826	62,764	55,716

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and in October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS Nos. 143 and 144 for its fiscal year beginning July 1, 2002. The effect of adopting these statements did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting these statements is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends certain disclosure requirements under Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company is currently considering the impact that this statement will have on the consolidated financial statements.

In November 2002, the FASB issued FASB FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The Company does not expect the adoption of FIN 45 to have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EIFT 00-21), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  EITF 00-21 will be effective for fiscal years beginning after June 15, 2003.  The Company is currently evaluating the impact of adoption on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

3.                 COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the cumulative net unrealized loss on available-for-sale securities, and the cumulative foreign currency translation adjustment.

The components of the Company’s total comprehensive loss were (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net loss	$(8,043)	$(10,192)	$(17,651)	$(23,375)
Foreign currency translation adjustments	(549)	38	(249)	38
Unrealized loss on investments	—	(158)	(38)	(140)
Total comprehensive loss	$(8,592)	$(10,312)	$(17,938)	$(23,477)

4.                 INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2002	June 30, 2002
	(unaudited)
Work in process	$5,495	$7,712
Finished goods	2,172	2,090
Inventory held at subcontractors	2,393	3,863
	$10,060	$13,665

5.                 BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin (“SAB”) No. 98. The denominator used in the computation of basic and diluted net loss per share is the weighted-average number of common shares outstanding for the respective period. For the three-month and six-month periods ended December 31, 2002 and 2001, 16.4 million and 14.2 million potential common shares, respectively, were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

6.                 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2002	June 30, 2002
	(unaudited)
Cash and cash equivalents:
Cash	$4,383	$5,946
Money market funds	782	927
Commercial paper	3,693	4,530
	$8,858	$11,403

As of December 31, 2002, $0.3 million was classified as short-term portion of restricted cash to secure a standby letter of credit for a vendor performance bond as well as to secure a standby letter of credit for the final costs of the renegotiated facility lease.

The Company maintains another certificate of deposit in the amount of $0.7 million as collateral on the leased facility in Menlo Park, all of which is restricted for use until expiration in February 2005, and is therefore classified as restricted cash, long term portion as of December 31, 2002.

The Company has two credit facilities for a European subsidiary with Royal Bank of Scotland.  The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified.  Restriction is based on amounts drawn but not to exceed 50% of the European subsidiary's trade receivables due less than 120 days.  The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years.  Collateral is based on specific receivables and certain assets of the Company's European subsidiary.  As of December 31, 2002, $0.2 million has been drawn down and is included in accrued expenses in the accompanying condensed consolidated balance sheets.

7.                 ASSET PURCHASE

In September 2002, the Company completed the purchase of substantially all of the assets of GBase Communications (“GBase”), a developer of CDMA 2000 base station systems (BSS) and packet data servicing nodes (PDSNs) for third generation (3G) markets under a license from Qualcomm, Inc (“Qualcomm”).

Under the asset purchase agreement, the Company acquired substantially all of GBase’s assets and assumed most of their liabilities. The initial purchase consideration is 3.2 million common shares.  An additional 0.2 million shares were placed in an escrow pending the outcome of certain contingencies.  The value of the shares may be added to the basis of the acquired assets upon expiration of the contingency period.  Contingent consideration of 0.8 million common shares will be set aside in an escrow and will be released to GBase in two tranches upon the accomplishment of certain predetermined future milestones based on continued employment of key GBase personnel for periods of 12 and 18 months, respectively.

If the average of the Company’s closing share price during the last calendar quarter of 2003 is below $2 per share, the Company will be obligated to issue additional contingent consideration in a combination of common shares and cash, such that the total consideration at that time equals $8.4 million on a guaranteed security price of $2 per share for all shares issued, including the 1.0 million contingent shares.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common stock issued	6,337
$7,312

Other tangible assets	$123
Qualcomm licenses	1,403
Purchased technology	5,786
$7,312

The value of the contingent consideration of $1.1 million and $0.5 million are being recognized ratably as stock compensation expense over the next 12 and 18 months, respectively. For the period ended December 31, 2002, $0.3 million related to this contingent consideration was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statement s of operations.  Purchased technology and the Qualcomm license are amortized over their estimated useful lives of 4 and 5 years, respectively.

In October 2002, the Company entered into a licensing agreement (the “Agreement”) with Telos Technology Ltd.  Under the Agreement, the Company will deliver a perpetual license to use certain technology acquired in the GBase acquisition for consideration of $2 million.  The $2 million received was offset against the cost of GBase’s purchased technology.

8.                 RESTRUCTURING CHARGES

The Company’s restructuring accrual as of December 31, 2002 and 2001 is summarized as follows (in thousands):

For the three-month period ended December 31, 2002	Restructuring Accrual as of September 30, 2002	Additions/ Reversals	Payments	Restructuring Accrual as of December 31, 2002
Future lease payments related to abandoned facilities	$113	$(2)	$(111)	$—
Workforce reduction	53	153	(109)	97
Total	$166	$151	$(220)	$97

For the six-month period ended December 31, 2002	Restructuring Accrual as of June 30, 2002	Additions/ Reversals	Payments	Restructuring Accrual as of December 31, 2002
Future lease payments related to abandoned facilities	$747	$95	$(842)	$—
Workforce reduction	35	541	(479)	97
Total	$782	$636	$(1,321)	$97

During the first six months of fiscal 2003, the Company continued to reduce its workforce by an additional 83 employees. As a result, the Company recorded a restructuring expense related to severance payments and recorded an additional charge of $0.6 million.  The remaining restructuring accrual for workforce reduction of approximately $0.1 million is expected to be paid out through March 2003, and is included on the accompanying consolidated balance sheet in accrued expenses.

9.                 ACCRUED WARRANTY AND RELATED COSTS

The Company offers a basic limited parts and labor warranty on its hardware products.  The basic warranty period for hardware products is typically one year from the date of purchase by the end user.  The Company provides currently for the estimated costs that may be incurred under its basic limited product warranties at the time related revenue is recognized.  Factors in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, and knowledge of specific product failures that are outside of the Company’s typical experience.  The Company assesses the adequacy of its warranty liabilities at least quarterly and adjusts the amounts as necessary based on actual experience and changes in future expectations.

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and six-month periods ended December 31, 2002 and 2001, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2002	2001	2002	2001
Beginning accrued warranty and related costs	$644	$803	$644	$803
Cost of warranty claims	(75)	(159)	(75)	(159)
Ending accrued warranty and related costs	$569	$644	$569	$644

10.          TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

The Company engaged in business transactions with investors resulting in the following revenue (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenue:
Eastern Communications Co., Ltd.**	$1,250	$—	$2,605	$—
Hutchison Telecommunications Group**	360	4,866	531	7,560
Total	$1,610	$4,866	$3,136	$7,560

** Related party

These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenue:
Eastern Communications Co., Ltd.**	16%	—%	17%	—%
Hutchison Telecommunications Group**	*	44	*	36

* Less than 10%

** Related party

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

The following table summarizes information relating to the Company’s significant customers with trade receivable balances greater than 10% as of:

	December 31, 2002	June 30, 2002
	(unaudited)
Trade Receivables:
Eastern Communications Co., Ltd.**	*	13
Hutchison Telecommunications Group**	*	19

* Less than 10%

** Related party

11.          COMMITMENTS

(a) OPERATING LEASE COMMITMENTS

The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates through December 2006. Future minimum lease payments as of December 31, 2002 are as follows (in thousands):

Fiscal years ending:
2003	$1,270
2004	2,594
2005	1,432
2006	89
Total minimum lease payments	$5,385

Rent expense was approximately $0.7 million and $0.9 million for the three-month periods ended December 31, 2002 and 2001, and $1.3 million and $1.9 million for the six-month periods ended December 31, 2002 and 2001, respectively.

(b) CAPITAL LEASE COMMITMENTS

The Company has two capital leases with GE Capital. These leases expire in December 2004 and February 2005. Aggregate future minimum lease payments as of December 31, 2002 are as follows (in thousands):

Year ending June 30
2003	$272
2004	543
2005	316
Total minimum lease payments	1,131
Less interest	(132)
Present value of payments under capital lease	999
Less current portion	(462)
Long-term portion of capital lease obligation	$537

(c) CONTRACT MANUFACTURERS

The Company generally commits to purchase products from its contract manufacturers covered by forecasts with cancellation fees. As of December 31, 2002, the Company had committed to make purchases totaling $3.2 million from these manufacturers in the next 12 months.  The Company has provided a $1.3 million reserve for commitment cancellations for the next 12 months.

12.          COMMON STOCK AND WARRANT ISSUANCE

In September 2002, the Company amended its original equipment manufacturer agreement with UTStarcom, Inc. (“UTStarcom”). Additionally, UTStarcom acquired 5.8 million shares of the Company’s common stock for a purchase price of $3.0 million, which represents the fair market value of the transaction. The Company also agreed to provide certain network interface technical design services, and in the future produce and sell product to UTStarcom that includes the network interface for CDMA 2000 for fees to be negotiated.  Under the agreement, the Company has deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.

In October 2002, the Company issued a warrant to purchase 2 million shares of common stock to UTStarcom. The fair value of the warrant of approximately $0.3 million was determined using the Black-Scholes pricing method and was charged to general, selling and administrative expense in the Company’s consolidated statement of operations during the quarter ended December 31, 2002.

13.          SEGMENT INFORMATION

SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is the chief executive officer (“CEO”).  Subsequent to the June 2002 impairment of the Company's Wireless, Inc. assets and the continued decline in the demand for Wireless, Inc.’s products, the financial information reviewed by the CEO has been identical to the information presented in the accompanying statements of operations.  Accordingly, the Company has determined that effective July 1, 2002, it is operating in a single cellular segment.  Cellular products provide infrastructure equipment and software using cellular to support an entire wireless network within a single, compact enclosure.  Prior period information has been restated to conform to this new segment presentation.

Due to the nature of the Company’s business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the three-month and six-month periods ended December 31, 2002 and 2001 is based on our customers’ locations. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

The following table sets forth net revenues and property, plant and equipment information for geographic areas (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Net Revenues:
United States	$1,692	$732	$3,540	$2,624
Other North America	780	16	827	48
Latin America	113	6,189	261	10,613
Europe, Middle East and Africa	3,530	4,025	6,500	6,518
Asia Pacific	1,837	218	3,777	1,173
Total	$7,952	$11,180	$14,905	$20,976

	As of December 31, 2002	As of June 30, 2002
Property, Plant and Equipment:
United States	$4,430	$5,163
Latin America	31	45
Europe, Middle East and Africa	362	463
Asia Pacific	1,129	1,328
Total	$5,952	$6,999

14.          LEGAL PROCEEDINGS

On November 21, 2001, a securities class action, Middleton v. interWAVE Communications International, Ltd., et. al., Case No. 01 CV 10598, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and various of the Company’s officers and directors.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased interWAVE’s stock during the period from January 28, 2000 through December 6, 2000.  Similar complaints have been filed regarding more than 300 other IPOs.  These cases have been coordinated as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92.  An omnibus motion to dismiss has been filed on behalf of all the issuer defendants in the coordinated litigation on common pleading issues.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Company’s IPO litigation.  The Company believes it has meritorious defenses to the claims and will continue to defend the action vigorously.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements.  In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission.  These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in "Risk Factors."  Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

OVERVIEW

We provide compact wireless communications systems for the cellular market. We were incorporated in June 1994.  Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We recorded our first product sale in May 1997. Our systems were initially deployed primarily in China and Africa beginning in 1998 and were intended to add capacity and coverage to existing systems. We commenced trials of our wireless office systems in 1999 in both Europe and Asia. We generated net revenues of $14.9 million and $21.0 million for the six-month periods ended December 31, 2002 and 2001, respectively. We incurred net losses of $17.7 million and $23.4 million for the six-month periods ended December 31, 2002 and 2001, respectively. As of December 31, 2002, we had an accumulated deficit of $316.3 million.

We went through a series of downsizings and realignments in fiscal 2002 as we faced a downturn in world economic conditions and in the telecommunications industry. We brought in new financial and sales management at the beginning of fiscal 2002 and adopted new reporting procedures.  We continued to focus on our core business as a provider of cellular infrastructure networks to network service providers.  In addition, we reduced our broadband product line and targeted lowered operating expenses, decreased losses and increased revenue.

Currently, we generate revenues through direct sales to wireless service providers and sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their own systems. The components of sales by channel are as follows:

	Six Months Ended
	December 31, 2002	December 31, 2001
Direct sales to wireless providers	54%	66%
System integrators	20%	30%
Communication equipment providers	26%	4%

We have derived and expect to continue to derive a majority of our revenues from products installed outside the U.S. by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers.  Net revenues outside North America represented approximately 71% and 86% of total net revenues for the six months ended December 31, 2002 and 2001, respectively. We believe that the majority of our products sold in the United States are ultimately installed by end users outside the United States. As a result, our revenue stream is subject to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

In the first six months of fiscal 2003, 2% of our revenue was from Latin America, 44% of our revenue was from Europe, Middle East and Africa, 25% of our revenue was from Asia Pacific, and 29% of our revenue was from North America, some of which are from “license saver” sales to small operators in the U.S.  We presently intend to establish a presence in Eastern Europe, where cellular service penetration is low and growth potential may be significant, through our expansion in Russia.

In September 2002, we completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA 2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc. We plan to expand our product offering to address the new CDMA 2000 networks that follow the CDMA IS-95 and 1XRTT networks in the U.S., China, Japan and parts of Latin America.

Under the asset purchase agreement, we acquired substantially all of GBase’s assets and assumed most of its liabilities for an initial purchase price of 3.2 million common shares.  An additional 0.2 million common shares were placed in an escrow pending the satisfaction of certain contingencies.  Contingent consideration of 0.8 million common shares were placed in an escrow and will be released in two tranches subject to the continued employment of key GBase personnel for periods of 12 and 18 months.

In addition, under the asset purchase agreement, if the average of our closing share price during the last calendar quarter of 2003 is below $2 per share, we will be obligated to issue additional contingent consideration in common shares and cash, such that the total consideration at that time equals $8.4 million based on a guaranteed security price of $2 per share.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common stock issued	6,337
$7,312

Other tangible assets	$123
Qualcomm licenses	1,403
Purchased technology	5,786
$7,312

The value of the contingent consideration of $1.1 million and $0.5 million are being recognized ratably as stock compensation expense over the next 12 and 18 months, respectively.  As of December 31, 2002, $0.3 million related to this contingent consideration was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations.  Purchased technology and the Qualcomm license are amortized over their estimated useful lives of 4 and 5 years, respectively.

In September 2002, we amended our original equipment manufacturer agreement with UTStarcom, Inc. Additionally, UTStarcom acquired 5.8 million shares of our common stock for a purchase price of $3.0 million, which represented the fair value common stock on the date of the transaction. We also agreed to provide certain network interface technical design services, and in the future produce and sell product to UTStarcom that includes the network interface for CDMA 2000 for fees to be negotiated. Under the agreement, we have deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.

In October 2002, we issued warrants to purchase 2 million shares of our common stock to UTStarcom.  The fair value of the warrant of $0.3 million was determined using the Black-Scholes pricing tool and was charged to our consolidated statement of operations during the quarter ended December 31, 2002.

In October 2002, we entered into a licensing agreement with Telos Technology Ltd.  Under the agreement, we granted a perpetual license to Telos to use certain technology acquired in the GBase transaction for a consideration of $2 million. As of December 31, 2002, $2 million was received and was offset against the cost of the assets we purchased from GBase.

Due to the downturn of global economic conditions, and the uncertainty of economic recovery, we have taken steps to decrease our expenses through reductions in our work force, reductions in our development program and the streamlining our product line.  In addition, since the end of December 2002, we have terminated 11 employees and independent contractors and reduced compensation and work hours of employees, and we plan to continue to reduce expenses as necessary in light of the decreased demand in the telecommunications market.

We plan to continue to refine our sales and marketing strategy. Our goal is to market our products in countries where wireless telephone services are critical for continued economic development, offering solutions for overall network deployment at prices that allow network service providers to achieve breakeven within one year after the purchase of our products.  We have begun to implement this strategy in Sri Lanka, Paraguay and in some African countries, and we presently plan to make further inroads into regions in Latin America, Eastern Europe, the western provinces of China, and parts of South East Asia.

CRITICAL ACCOUNTING POLICIES

We believe that there are several accounting policies that are critical to understanding our performance.  These policies affect our reported revenue and other significant areas that involve management’s judgments and estimates. These policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements.” Accordingly, revenue derived from the sale of equipment is recognized when all of the following have occurred: persuasive evidence of an arrangement exists, the product has been shipped, title and all of the benefits and risks of ownership including risk of loss have passed to the customer, we have the right to invoice the customer, collection of the receivable is reasonably assured, and we have fulfilled all pre-sale contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed. Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to us. Although our products contain a software component, the software can only be sold separately to existing customers for upgrade purposes and we are not obligated to provide such software upgrades to our customers.

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

Impairment of Long-lived Assets

We evaluate our long-lived assets, including identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is estimated using discounted net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

We evaluate the recoverability of long-lived assets when events or circumstances indicate a possible impairment. Any impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operation.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.2	74.8	90.1	76.5
Gross margin	21.8	25.2	9.9	23.5
Operating expenses:
Research and development	50.2	43.8	51.6	52.6
Selling, general and administrative	60.4	61.3	66.5	67.6
Amortization of deferred stock compensation	0.8	(6.5)	0.8	(2.4)
Amortization of intangible assets	6.9	14.0	3.7	15.0
Restructuring charges	1.9	3.6	4.3	4.0
Operating loss	(98.4)	(91.0)	(116.9)	(113.3)
Interest income, net	0.4	3.0	0.8	4.2
Other expense, net	(1.4)	(1.7)	(0.9)	(1.2)
Income taxes	(1.7)	(1.4)	(1.5)	(1.1)
Net loss	(101.1)%	(91.1)%	(118.5)%	(111.4)%

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

NET REVENUES

Total revenues decreased 29% from $11.2 million in the second quarter of fiscal 2002 to $8.0 million in the second quarter of fiscal 2003 due to the continued downturn in economic conditions worldwide and in the telecommunications industry.  This decrease was primarily due to decreased sales to wireless service providers, which decreased from $7.5 million in the second quarter of fiscal 2002 to $4.8 million in the second quarter of fiscal 2003; decreased sales to system integrators from $3.1 million in the second quarter of 2002 to $0.7 million in the second quarter of fiscal 2003; offset by increased sales to communications equipment providers from $0.6 million in the second quarter of fiscal 2002 to $2.4 million in the second quarter of fiscal 2003.

GROSS MARGIN

Gross margin decreased to 22% in the second quarter of fiscal 2003 from 25% in the same quarter of fiscal 2002. The decrease in gross margin was primarily due to several instances of fulfillment costs of customer shipments recognized for which related revenue is recognized on a cash receipt basis.  Gross margin also decreased because of the absorption of services and customer support expenses in cost of revenues on lower sales volume.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $0.9 million or 18.4%, to $4.0 million in the second quarter of fiscal 2003 from $4.9 million in the same period of fiscal 2002.  The change is primarily due to a decrease of $1.2 million in labor-related costs as a result of a $1.1 million decrease in salaries, fringe benefits and bonuses due to reduction in work force, and a $0.1 million decrease in consulting and other expenses, offset by an increase of $0.3 million in stock compensation expense as a result of the amortization of stock compensation related to 0.8 million contingent shares set aside in an escrow in connection with the acquisition of substantially all the assets of GBase Communications.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased $2.1 million or 30.0%, to $4.8 million in the second quarter of fiscal 2003 from $6.9 million in the same period of fiscal 2002.  The decrease is primarily attributed to a $1.6 million decrease in bad debt expense as a result of continuous improvement in collections and a $0.9 million decrease in labor-related and other costs as a result of reductions in work force over the past fiscal year.  The overall decrease is partially offset by an increase of $0.3 million of stock compensation expense as a result of recognizing the value of warrants issued to UTStarcom, Inc.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

Amortization of deferred stock compensation increased 108.2% to $60,000 in the second quarter of fiscal 2003 from $(0.7) million in the same quarter of fiscal 2002. The fiscal 2003 amount is the continuing amortization of the deferred stock compensation balance while the $(0.7) million credit represents the prior fiscal year’s cancellation of unamortized deferred stock compensation expense as a result of our actions to reduce the aggregate workforce and restructure certain business functions beginning in fiscal 2002.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of purchased intangible assets for the second quarter of fiscal 2003 was $0.6 million as a result of our acquisition of substantially all the assets of GBase Communications in September 2002.  The $1.6 million amortization of intangible assets for the second quarter of fiscal 2002 relates to our June 2001 acquisition of Wireless, Inc.  All of Wireless Inc.’s goodwill and other intangible assets were written off as a result of an impairment analysis performed in June 2002.

RESTRUCTURING CHARGES

In accordance with our plan to reduce our aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, we recorded an additional restructuring charge of $0.2 million in the second quarter of fiscal 2003.  See Note 8 to the condensed consolidated financial statements for details.

NET INTEREST INCOME

We had net interest income in the fiscal quarter ended December 31, 2002 of $28,000 compared to $0.3 million for the fiscal quarter ended December 31, 2001, which decrease was primarily attributable to the continuing reduction of cash and investments from our use of funds for operations.

OTHER EXPENSE

Other expense decreased $0.1 million or 45%, to $0.1 million in the second quarter of fiscal 2003 from $0.2 million in the same period of fiscal 2002.  The change is primarily due to fluctuations in foreign exchange gains and losses recognized on fixed assets retirement.

SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

NET REVENUES

Total revenues decreased 29% from $21.0 million in the first six months of fiscal 2002 to $14.9 million in the first six months of fiscal 2003 due to the continuing downturn in economic conditions worldwide and in the telecommunications industry.  This decrease was primarily due to decreased sales to wireless service providers, which decreased from $13.9 million in the first six months of fiscal 2002 to $8.0 million in the first six months of fiscal 2003; decreased sales to system integrators from $6.4 million in the first six months of 2002 to $3.0 million in the first six months of fiscal 2003; offset by increased sales to communications equipment providers from $0.7 million in the first six months of fiscal 2002 to $3.9 million in the first six months of fiscal 2003.

GROSS MARGIN

Gross margin decreased to 10% in the first six months of fiscal 2003 from 23% in the first six months of fiscal 2002. The decrease in gross margin was primarily due to the several instances of fulfillment costs of customer shipments recognized for which related revenue is recognized on a cash receipt basis.  One of the customers is due to pay six equal monthly installments of $0.2 million beginning April 2003.  Gross margin also decreased because of the absorption of services and customer support expenses in cost of revenues on lower sales volume.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $3.3 million or 30.2%, to $7.7 million in the first six months of fiscal 2003 from $11.0 million in the same period of fiscal 2002.  This change is primarily due to a decrease of $2.8 million in labor-related costs as a result of a $2.4 million decrease in salaries, fringe benefits and bonuses related to a reduction in employee headcount, and a $0.4 million decrease in consulting and other expenses.  There is an additional decrease of $0.8 million as a result of reduced charges in R&D materials, professional and legal fees, depreciation and other miscellaneous expenses, offset by an increase of $0.3 million in stock compensation expense as a result of the amortization of stock compensation related to 0.8 million contingent shares set aside in an escrow in connection with the acquisition of substantially all the assets of GBase Communications.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased $4.3 million or 30.1%, to $9.9 million in the first six months of fiscal 2003 from $14.2 million in the same period of fiscal 2002.  The decrease is primarily attributed to a $2.1 million decrease in bad debt expense as a result of continuous improvement in collections and a $2.8 million decrease in labor-related and other costs as a result of reductions in work force over the past fiscal year.  The overall decrease is partially offset by an increase of $0.3 million of stock compensation expense as a result of recognizing the value of a warrant issued to UTStarcom, Inc.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

Amortization of deferred stock compensation increased 122.6% to $0.1 million in the first six months of fiscal 2003 from $(0.5) million in the same period of fiscal 2002. This $0.1 million in the first six months of fiscal 2003 represents the continuing amortization of the deferred stock compensation balance while the $(0.5) million credit in the first six months of fiscal 2002 represents the cancellation of unamortized deferred stock compensation expense as a result of our actions to reduce our aggregate workforce and restructure certain business functions since the beginning of fiscal 2002.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of purchased intangible assets for the first six months of fiscal 2003 was $0.6 million as a result of our acquisition of substantially all the assets of GBase Communications in September 2002.  There are no acquisition related intangible assets in the first quarter of fiscal 2003.  The $3.1 million amortization of intangible assets for the first six months of fiscal 2002 relates to our June 2001 acquisition of Wireless, Inc.  All of Wireless Inc.’s goodwill and other intangible assets were written off as a result of an impairment analysis performed in June 2002.

RESTRUCTURING CHARGES

In accordance with our plan to reduce our aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, we recorded an additional restructuring charge of $0.6 million in the first six months of fiscal 2003.  See Note 8 to the condensed consolidated financial statements for details.

NET INTEREST INCOME

We had net interest income in the first six months ended December 31, 2002 of $0.1 million compared to $0.9 million for the first six months ended December 31, 2001, which decrease was attributable to the continuing reduction of cash and investments from our use of funds for operations.

OTHER EXPENSE

Other expense decreased $0.2 million or 49% to $0.1 million in the first six months of fiscal 2003 from $0.3 million in the same period of fiscal 2002.  The change is primarily due to fluctuations in foreign exchange gains and losses recognized on fixed assets retirement.

LIQUIDITY AND CAPITAL RESOURCES

We have had recurring net losses for the past three fiscal years.  Our current working capital and expected cash flows to be generated from operations may not be sufficient to fund operations for the remainder of fiscal 2003.

As of December 31, 2002, our sources of liquidity consisted of $8.8 million in cash and cash equivalents, excluding $1.0 million in restricted cash.  Our net accounts receivable balance as of December 31, 2002 was $4.8 million.

Our management is attempting to execute plans to address our liquidity requirements.  These plans include increasing revenues and margins, reducing spending and raising additional financing through the issuance of debt, equity or through other means such as customer prepayments.  If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations.  The report of our independent auditors included in our Form 10-K for the period ended June 30, 2002 contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern.

Operating Activities.  Net cash used in operating activities for the first six months of fiscal 2003 was primarily attributable to net loss from operations, decreases in accounts payable and accrued liabilities, offset by non-cash depreciation and amortization, as well as decreases in inventory and trade receivables and increases in deferred revenue. For the first six months of fiscal 2002, net cash used in operating activities was primarily attributable to net loss from operations, decreases in accounts payable and accrued expenses and other liabilities, offset by non-cash depreciation and amortization as well as decreases in trade receivables and inventory.

Investing Activities.  During the first six months of fiscal 2003, the primary source of cash in investing activities was the sale of our remaining short-term investments.  For the first six months of fiscal 2002, our investing activities consisted primarily of the sale of short-term investments offset by purchases of property and equipment.  We expect that capital expenditures will decrease due to our continued cost-cutting efforts and conservation of cash resources.

Financing Activities.  During the first six months of fiscal 2003, we raised $3.0 million from UTStarcom, Inc. through the sale of our common shares.  During the first six months of fiscal 2002, the primary source of cash provided in financing activities were receipts on our notes receivable from several of our customers net of principal payments on notes payable.

The Company has two credit facilities for a European subsidiary with Royal Bank of Scotland.  The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified.  Restriction is based on amounts drawn but not to exceed 50% of the European subsidiary's trade receivables due less than 120 days.  The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years.  Collateral is based on specific receivables and certain assets of the Company's European subsidiary.  As of December 31, 2002, $0.2 million has been drawn down.

As of December 31, 2002, the Company has no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

RISK FACTORS

We may require additional financing to fund our operations in 2003 and beyond and this financing may not be available.

We may require additional capital to fund our operations during 2003.  We have had recurring net losses in the past three fiscal years and for the six-month period ended December 31, 2002.  The report of our independent auditors included in our Form 10-K for the period ended June 30, 2002 contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern.  Our management is currently forming and attempting to execute plans to address our liquidity requirements.  These plans include increasing revenues and margins, reducing spending and raising additional financing through the issuance of debt, equity or through other means such as customer prepayments.  We may not be successful in raising capital on acceptable terms, or at all.

If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and such securities may have rights, preferences and privileges senior to those held by existing shareholders. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, and we may not be able to continue our business as a going concern. If we are unable to successfully execute our business plan, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. See “Use of Proceeds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on our capital requirements and requirements for liquidity.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of unfavorable general economic conditions in the United States and internationally, and reduced worldwide capital spending, our sales have declined in recent fiscal quarters.  In particular, our sales declined for the past six months ended

December 31, 2002 as compared to the prior year. Telecommunications equipment spending declined worldwide during calendar year 2002. Continued weakness in this industry or any further deterioration to the business or financial condition of our customers in this industry could have a material adverse impact on our business, operating results and financial condition. If the economic conditions in the United States and in the other international markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

Because we have a limited operating history, we cannot be sure that we can successfully execute our business strategy.

We did not record revenue from our first product sale until May 1997 and we have a limited history of generating significant revenues. Some of our products are new and are being testing by customers for incorporation into live networks. Therefore, you have limited historical financial data and operating results with which to evaluate our business and our prospects. You must consider our prospects in light of the early stage of our business in a new and rapidly evolving market. Our limited operating history may make it difficult for you to assess, based on historical information, whether we can successfully execute our business strategy. If we are unable to successfully execute our business strategy, we would be unable to achieve cash-flow breakeven, profitability or to build a sustainable business.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

As of December 31, 2002, we had an accumulated deficit of $316.3 million.  We incurred net losses of approximately $17.7 million for the six-month period ended December 31, 2002. We may continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future.  To achieve and sustain profitability and positive cash flow, we will need to generate substantially higher revenues. Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

•                                          the rate of market acceptance of compact mobile wireless systems;

•                                          our ability to compete successfully against much larger GSM and CDMA 2000 communications equipment providers;

•                                          our ability to expand our customer base;

•                                          our ability to control costs and reduce expenses;

•                                          our ability to efficiently manufacture our products ourselves and through outsourcing arrangements;

•                                          our ability to absorb overhead costs through higher manufacturing volume;

•                                          our ability to develop third generation (3G) wireless products, including CDMA 2000 products;

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

•                                          the size and timing of customer orders and our product shipments, which have typically consisted of a relatively small number of wireless network systems at the end of each quarter;

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

•                                          the level of capital equipment spending by our customers, including telecommunications service providers and Internet service providers; and

•                                          macroeconomic conditions, including recession conditions in the telecommunications industry worldwide.

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

Our quarterly revenue may be affected by the purchasing and financing process of our customers, particularly in the purchasing of complete network systems.

Customers that purchase our complete network systems have a complex purchasing process and long sales cycles that may last from six months to one year or more. Some of these customers are public entities that require public hearings and a public decision approval process before they are able to submit a purchase order. Customers for our complete network systems often require assistance in network planning, equipment specification, business plan preparation and financing presentations. These customers also may require the approvals of licensing authorities, a technical team, a management group and a board of directors, as well as the approval of financing for the purchase. The timing and outcome of our customers’ purchasing and financing processes may be difficult to determine and may affect our ability to forecast sales. If we fail to close the sale for one or more complete network systems in any fiscal quarter, or if a customer fails to obtain the required approvals or fails to obtain financing, then our revenues and operating results would be adversely affected.

Our stock price has been volatile since our initial public offering, which may make it more difficult for you to resell shares at prices you find attractive.

Our stock price could fluctuate due to the following factors, among others:

•                                          announcements of operating results and business conditions by us or our competitors;

•                                          announcements by us or our competitors relating to new customers, new products or technological innovation;

•                                          economic developments and market trends in the telecommunications industry as a whole;

•                                          changes in financial estimates and recommendations by securities analysts;

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

On November 1, 2002, we received a notice from Nasdaq stating that, unless we requested a hearing before the Listing Qualifications Panel, our stock would be delisted for failure to maintain a closing bid price about $1 per share.  We requested a hearing, and made our presentation to the Panel on December 12, 2002.  At our hearing, we outlined a plan to engage in a reverse stock split at a ratio sufficient to bring the price of our common stock to above $1 per share.  The Panel granted our request, provided that we implement the reverse stock split before February 6, 2003, and that our stock price remain above $1 for ten consecutive trading days.

On February 6, 2003, Nasdaq notified us that we could continue to operate under an exception to the minimum bid price rule pending approval by the Securities and Exchange Commission of Nasdaq’s proposed rule change announced by Nasdaq on January 30, 2003.  More information about this proposed rule change can be found at www.nasdaqnews.com.  Accordingly, we now have until at least April 7, 2003 to regain compliance with the minimum bid price rule.  If approved by the SEC, however, the proposed rule change announced January 30, 2003 will lengthen the grace period for Nasdaq National Market companies that do not meet the minimum bid price requirement from 90 to 180 days, and allow companies that meet various core initial listing criteria a second 180-day grace period.  Nasdaq has informed us that we appear to qualify for the second 180-day grace period, which would last until July 28, 2003.

Our board of directors has decided to indefinitely delay a decision to effect the reverse stock split approved by shareholders in a Special General Meeting on January 24, 2003. The decision was reached due to the extension granted by Nasdaq to interWAVE, as well as the proposed extension of the minimum bid price rule compliance periods for all Nasdaq National Market and Nasdaq Small Cap issuers announced by NASDAQ on January 30, 2003.

There can be no assurance that the SEC will approve the proposed rule change or that we will be able to meet the minimum bid price requirement in the future.  In the event that we do not achieve compliance with the minimum bid price requirement of the Nasdaq National Market, our board of directors will consider implementing the approved reverse stock split, and, if necessary, may apply for transfer to the Nasdaq Small Cap Market.

We extend credit to many of our customers in connection with the sale of our products.

A number of wireless service providers have used significant portions of their financial resources to acquire from governmental bodies the right to use cellular spectrum in particular geographical areas.  As a result, many wireless service providers have required financing for the purchase of network equipment.  We have historically sold our products to wireless service providers and entered into financing arrangements in connection with the sale of these products. These financing arrangements include extended payment terms, and, on occasion, lines of credit that cover not only equipment financing but also the working capital needs of our wireless service provider customers.  We cannot assure you that these wireless service providers will be able to repay these loans on time, or at all.  If these loans are not repaid on a timely basis, our operating results would be adversely affected.

We must manage our growth successfully, including the integration of recently-acquired operations, in order to achieve our desired results.

As a result of recent acquisitions and international expansion, many of our employees are based outside of our Menlo Park facility. If we are unable to effectively manage our geographically dispersed group of employees, our business will be adversely affected.

As part of our business strategy, we completed several acquisitions. During fiscal year 2003, we completed our acquisition of substantially all of the assets of GBase Communications. Acquisition transactions are accompanied by a number of difficulties, including:

•                                          the difficulty of assimilating the operations and personnel of acquired companies;

•                                          the potential disruption of our ongoing business and the distraction of our management;

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

•                                          maintaining customer, supplier and other favorable relationships of acquired operations;

•                                          the potential unforseen liabilities associated with acquired operations;

•                                          negative cash flow from acquired operations; and

•                                          the additional fixed costs associated with acquired operations.

We may not be successful in addressing these difficulties or any other problems encountered in connection with such acquisitions.

Historically we have relied on a small number of customers for most of our revenues, and a decrease in revenues from these customers could seriously harm our business.

A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenue:
Eastern Communications Co., Ltd.**	16%	—%	17%	—%
Hutchison Telecommunications Group**	*	44	*	36

* Less than 10%

** Related party

We expect that the majority of our revenues will continue to depend on sales to a small number of customers. If any key customers experience a downturn in their business or shift their purchases to our competitors, our revenues and operating results would decline. Some of our key customers have experienced a severe downturn in their businesses.

We currently depend primarily on one contract manufacturer to manufacture most of our products, and plan to use only one contract manufacturer in the future.

We depend primarily on one contract manufacturer to manufacture most of our GSM and broadband products. We do not have long-term supply contracts with our contract manufacturer, and the manufacturer is not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. None of our products are manufactured by more than one supplier. We do not expect this to change for the foreseeable future.

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

Our products are complex and may have errors or defects that are detected only after deployment in complex networks.

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

We may experience difficulties in the introduction of new or enhanced products such as 3G products that could result in significant, unexpected expenses or delay their launch, which would harm our business.

The development of new or enhanced products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or product enhancements. We must also effectively manage the transition from old products to new or enhanced products. In September 2002, we acquired the assets of a third generation, or 3G, product development company, GBase Communications. We cannot assure you that we will be able to develop, introduce or manage this or any other new product or product enhancements in a timely manner or at all. Failure to develop new products or product enhancements in a timely manner would substantially decrease market acceptance and sales of our products.

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

An international consortium of standards bodies has established the specifications for the third generation, or 3G, wireless standard, and is further working to establish the specifications of a future wireless standard and its interoperability with existing standards. Any failure of our products to comply with 3G or future standards, including Qualcomm’s standards for CDMA, could delay their introduction and require costly and time consuming engineering changes. After a future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future. As a result, we may be unable to achieve or sustain profitability or positive cash flow.

Our market opportunity could be significantly diminished in the event that GSM or any subsequent GSM-based standards do not continue to be or are not widely adopted or if CDMA 2000 is not widely adopted.

Our current products are designed to utilize only GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA, and time division multiple access, or TDMA. We presently have plans to offer CDMA 2000 products, beginning with 1XRTT products. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, or in the event that CDMA 2000 products are not widely adopted, our market opportunity could be significantly limited, which would seriously harm our business.

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

We currently compete against communications equipment providers such as Nortel, Alcatel, Ericsson, Lucent, Motorola, Nokia, Siemens, ZTE and Huawei in the GSM, CDMA, TDMA, DECT and wireless local loop markets. All of the major communications equipment providers have broad product lines that include at least partial solutions that address our target markets.

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

•                                          local unfavorable economic conditions; and

•                                          political and economic instability.

We sell products to companies in the Peoples Republic of China.  Future sales in China will be subject to economic and political risks.

As of December 31, 2002, our customers in the People’s Republic of China accounted for approximately 7% of our accounts receivable. In March 2002, we signed an OEM Cooperation Agreement with Eastern Communications Company Limited, or Eastcom, a major wireless equipment manufacturer in Hangzhou, China. Eastcom’s United States subsidiary, Eastern Communications USA, Inc. is one of our largest shareholders. The agreement provides that we will transfer the manufacturing of some of our GSM products to Eastcom and cooperate in the development of product enhancements. Sales in China pose significant additional risks, which include:

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

Our business is highly dependent on our ability to attract, retain and motivate qualified technical and management personnel. Competition has been and may continue to be intense for qualified personnel in our industry and in Northern California, where most of our engineering personnel are located, and we may not be successful in attracting and retaining these personnel.  Skilled management and technical personnel are essential to our business and to the development of our 3G products.  Our personnel resources are limited because we have reduced the number of our employees in order to reduce our expenses.  We do not have non-compete agreements with most of our key employees. We currently do not maintain key person life insurance on any of our key executives. Our success also depends upon the continuing contributions of our key management and our research, product development, sales and marketing and manufacturing personnel. Many of these key employees would be difficult to replace.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

We cannot assure you that the protection offered by our U.S. patents will be sufficient or that any of our pending U.S. or foreign patent applications will result in the issuance of patents. In addition, competitors in the United States and other countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent or interfere with our ability to make and sell our products in the U.S. or abroad. We have 24 issued and 28 pending U.S. patents. We have filed many of these patents internationally.  We have a total of 43 issued and 75 patents pending worldwide. Unauthorized parties may attempt to design around our patents, copy or otherwise obtain and use our products. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our proprietary rights could harm our competitive position and therefore cause our revenues and operating results to decline.

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

There are a number of general GSM and CDMA patents held by different companies, which may impact our GSM and CDMA technology. If any of our products infringe on any of these patents and we are unable to negotiate license agreements, then we may be required to redesign a portion of our product line.

Control by our existing shareholders could discourage the potential acquisition of our business.

As of December 31, 2002, our executive officers, directors and 5% or greater shareholders and their affiliates owned 20.7 million shares or approximately 30.3% of our outstanding common shares. Acting together, these shareholders may be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

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

Except for our U.S. subsidiaries, we do not consider ourselves to be engaged in a trade or business in the United States. Our U.S. subsidiaries are subject to U.S. taxation on their worldwide income, and dividends from our United States subsidiaries are subject to U.S. withholding tax. We and our non-U.S. subsidiaries would, however, be subject to United States federal income tax on income related to the conduct of a trade or business in the U.S. If we were determined to be subject to U.S. taxation, our financial results would be significantly harmed. We cannot assure you that the Internal Revenue Service will not contend that our Bermuda-based operations are engaged in a U.S. trade or business and, therefore, are subject to U.S. income taxation. See “Taxation” for more information on the tax consequences of operating outside the United States.

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

We have recorded impairment losses in the past and any future impairment of long-lived assets could have a material adverse impact on our financial conditions and results of operations

Our long-lived assets include intangible assets as a result of our purchasing of assets or businesses.  Any further impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

We are exposed to market risk of foreign currencies related to our international operations. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. However, expenses related to our international operations are denominated in each country’s local currency in which our operations are located and therefore are subject to foreign currency exchange risk. Through December 31, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

Interest Rates

We invest our cash in financial instruments, including commercial paper, repurchase agreements, and money market funds. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our investments consist primarily of liquid debt instruments that are high-quality investment grade and mature in one year or less, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Due to the short-term nature of our investments and the short-term and variable interest rate features of our indebtedness, we believe that there is no material market or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision of our chief executive officer and chief financial officer, of the effectiveness of interWAVE’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to interWAVE (including its consolidated subsidiaries) required to be included in interWAVE’s periodic SEC filings.

There have been no significant adverse changes in our internal controls or significant changes in other factors that could adversely affect internal controls, subsequent to the date of this evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 21, 2001, a securities class action, Middleton v. interWAVE Communications International, Ltd., et. al., Case No. 01 CV 10598, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the interWAVE’s initial public offering (IPO), interWAVE, and various of the interWAVE’s officers and directors.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of the interWAVE’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased interWAVE’s stock during the period from January 28, 2000 through December 6, 2000.  Similar complaints have been filed regarding more than 300 other IPOs.  These cases have been coordinated as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92.  An omnibus motion to dismiss has been filed on behalf of all the issuer defendants in the coordinated litigation on common pleading issues.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the interWAVE IPO litigation.  interWAVE believes it has meritorious defenses to the claims and will continue to defend the action vigorously.

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

In connection with the offering, we incurred approximately $8.9 million in underwriting discounts and commissions, and approximately $1.9 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $116.3 million. Each outstanding share of preferred stock was automatically converted into one share of common stock upon the closing of the initial public offering. The managing underwriters were Salomon Smith Barney, Banc of America Securities LLC and SG Cowen.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On December 6, 2002 we held our annual meeting of shareholders.

(b) Dr. Priscilla M. Lu and Mario Rosati were elected Class III directors to serve until the annual meeting in 2005 or until their successors have been duly elected and qualified.

(c) The matters voted on at the meeting were the election of Class III directors, approval of the increase in the number of authorized common shares from the present one hundred million (100,000,000) to two hundred million (200,000,000) shares, and the ratification of KPMG LLP as the Company’s independent auditors for the fiscal year ending June 30, 2003. The votes cast were:

	Votes for	Against or Withheld	Abstentions/Broker Non-votes
Dr. Priscilla M.Lu	46,172,853	741,266	—
Mario Rosati	46,090,028	824,091	—
Increase in authorized common shares	45,727,433	1,125,213	61,474
Ratification of KPMG LLP	46,531,610	318,450	64,060

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2(1)	Amended and Restated Bye-Laws of the Registrant

3.3(1)	Memorandum of Association

10.26	Technology License Agreement by and between interWAVE Communications International, Ltd., interWAVE Advanced Communications, Inc. and Telos Engineering LTD., dated October 10, 2002. *

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same number exhibits filed with Registrant's Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

*	Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: February 14, 2003	interWAVE Communications International, Ltd.

	By:	/s/ PRISCILLA M. LU
Priscilla M. Lu
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
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

6.

The registrant’s other certifying officer and I have indicated in this Form 10-Q whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ PRISCILLA M. LU
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

6.

The registrant’s other certifying officer and I have indicated in this Form 10-Q whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Chief Financial Officer
(Principal Financial and Accounting Officer)

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2(1)	Amended and Restated Bye-Laws of the Registrant

3.3(1)	Memorandum of Association

10.26	Technology License Agreement by and between interWAVE Communications International, Ltd., interWAVE Advanced Communications, Inc. and Telos Engineering LTD., dated October 10, 2002. *

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same number exhibits filed with Registrant's Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

*	Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.