Form 10-Q
period 2003-03-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2003-05-15
CIK 1095478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐   No ☒

As of April 30, 2003, 6,838,159 shares of Registrant’s common stock, $0.01 par value, were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,718	$11,403
Short-term investments	—	2,849
Restricted cash, short term portion	—	1,430
Trade receivables, net of allowance of $2,956 and $5,422 as of March 31, 2003 and June 30, 2002, respectively	4,332	10,034
Inventories, net	9,693	13,665
Prepaid expenses and other current assets	2,469	3,509
Total current assets	21,212	42,890
Property and equipment, net	5,305	6,999
Intangibles, net	8,314	1,660
Restricted cash, long term portion	687	684
Other assets	301	394
Total assets	$35,819	$52,627
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,107	$7,972
Accrued expenses	7,320	8,893
Advance license payment	400	—
Notes payable, short term portion	149	140
Capital lease obligations, short term portion	473	422
Other current liabilities	2,537	2,551
Total current liabilities	15,986	19,978
Notes payable, long term portion	—	176
Capital lease obligations, long term portion	417	792
Other long term liabilities	2,671	1,534
Total liabilities	19,074	22,480
Shareholders’ equity:
Common shares, $0.01 par value; 20,000,000 authorized; 6,732,767 and 5,811,935 shares issued and outstanding as of March 31, 2003 and June 30, 2002, respectively — Note 1	67	58
Additional paid-in capital	339,257	329,677
Deferred stock compensation	—	(298)
Receivable from shareholders	(453)	(455)
Accumulated other comprehensive loss	(369)	(188)
Accumulated deficit	(321,757)	(298,647)
Total shareholders’ equity	16,745	30,147
Total liabilities and shareholders’ equity	$35,819	$52,627

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net revenues	$6,580	$14,731	$21,485	$35,707
Cost of revenues	4,821	8,850	16,940	23,047
Gross profit	1,759	5,881	4,545	12,660
Operating expenses:
Research and development	3,253	4,271	10,948	15,297
Selling, general and administrative	3,933	5,686	15,150	21,721
Amortization of deferred stock compensation*	79	284	194	(225)
Amortization of intangible assets	108	1,470	660	4,615
Loss on asset sale, net	105	—	105	—
Restructuring charges	79	(3,911)	715	(3,072)
Total costs and expenses	7,557	7,800	27,772	38,336
Operating loss	(5,798)	(1,919)	(23,227)	(25,676)
Interest income	22	120	149	1,155
Interest expense	(66)	(65)	(67)	(224)
Other income (expense), net	522	(12)	(391)	(268)
Net loss before income taxes	(5,320)	(1,876)	(22,754)	(25,013)
Income tax expense	139	101	356	339
Net loss	$(5,459)	$(1,977)	$(23,110)	$(25,352)
Basic and diluted loss per share — Note 1	$(0.81)	$(0.35)	$(3.59)	$(4.54)
Weighted average common shares used in computing loss per share — Note 1	6,733	5,599	6,429	5,581
*Amortization of deferred stock compensation:
Cost of revenues	$6	$21	$39	$73
Research and development	47	168	177	471
Selling, general and administrative	26	95	(22)	(769)
Total	$79	$284	$194	$(225)

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2003	2002
	(unaudited)
Net loss	$(23,110)	$(25,352)
Depreciation and amortization	3,637	8,877
Amortization of deferred stock compensation	194	(225)
Compensation expense related to acquisition	786	—
Warrants Issued	320	—
Loss on asset sale	105	—
Changes in assets and liabilities:
Restricted cash	1,427	(190)
Trade receivables	5,702	2,250
Inventories	3,972	5,251
Accounts payable	(2,865)	(8,259)
Accrued expenses	(1,976)	(10,776)
Deferred revenue	(168)	(275)
Other	127	1,729
Net cash used in operating activities	(11,849)	(26,970)
Cash flows from investing activities:
Sale of short-term investments	2,849	11,984
Purchases of property and equipment	(767)	(1,394)
Investment in licensed technologies and other	—	(556)
Net cash provided by investing activities	2,082	10,034
Cash flows from financing activities:
Principal payments from notes receivable	82	846
Principal payments on notes payable and capital leases	—	(323)
Proceeds from exercise of options and warrants	—	172
Proceeds from employee stock purchase plan	—	148
Proceeds from issuance of common shares and other	3,000	—
Net cash provided by financing activities	3,082	843
Effect of exchange rate changes on cash and cash equivalents	—	122
Net decrease in cash and cash equivalents	(6,685)	(15,971)
Cash and cash equivalents at beginning of period	11,403	25,974
Cash and cash equivalents at end of the period	$4,718	$10,003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2	$223
Non-cash investing and financing activities:
Common shares issued for acquisitions	$6,337	$—
Income taxes	$216	$227

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

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses for the past three fiscal years and for the nine-month period ended March 31, 2003. Management is currently attempting to execute plans to increase revenues and margins, reduce spending, and raise additional amounts of cash through the issuance of debt, equity or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders, and the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to successfully execute such plans, it may be required to reduce the scope of its planned operations, which could harm its business, or it may even need to cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unsuccessful in executing such plans and is unable to continue as a going concern.

These unaudited condensed consolidated financial statements have been restated to give retroactive recognition to a 1 for 10 reverse stock-split effective April 30, 2003.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the Company’s fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 30, 2002. Certain prior period balances have been reclassified to conform to the current period presentation. The results of operations for the three-month and nine-month periods ended March 31, 2003 are not necessarily indicative of results for the entire fiscal year ending June 30, 2003.

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

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.  The Company adopted SFAS No. 142 as of July 1, 2002. Because the Company no longer has any goodwill, such adoption did not have an impact on the results of the Company’s financial position, results of operations or its cash flows.

Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over an estimated useful life of 4 years.  Had the Company accounted for goodwill consistent with the provisions of SFAS No. 142 in prior periods, the Company’s net loss would have been affected as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss	$(5,459)	$(1,977)	$(23,110)	$(25,352)
Add back: Goodwill amortization	—	737	—	1,591
Adjusted net loss	$(5,459)	(1,240)	(23,110)	(23,761)

Basic and diluted loss per share:
Net loss	$(0.81)	$(0.35)	$(3.59)	$(4.54)
Goodwill amortization	—	0.09	—	0.29
Adjusted net loss	$(0.81)	$(0.26)	$(3.59)	(4.25)

Weighted average common shares used in computing loss per share	6,733	5,599	6,429	5,581

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the impact of adopting this Issue on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends certain disclosure requirements under Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has included the disclosure required by SFAS No. 148 in Note 3.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

3.      STOCK BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method.  The following table illustrates the effect on net loss and net loss per share the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss as reported	$(5,459)	$(1,977)	$(23,110)	$(25,352)
Add: Stock-based employee compensation expense included in the reported loss, net of related tax effects	79	284	194	(225)
Deduct: Stock-based employee compensation expense using the fair value based method, net of related tax effects	(3)	(1,173)	(12)	(3,381)
Pro foma net loss	$(5,383)	$(2,866)	$(22,928)	$(28,958)

Net loss per share as reported - basic and diluted	$(0.81)	$(0.35)	$(3.59)	$(4.54)

Net loss per share pro forma - basic and diluted	$(0.80)	$(0.51)	$(3.57)	$(5.19)

Weighted average common shares used in computing net loss per share	6,733	5,599	6,429	5,581

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

Weighted average risk-free rate	1.5%	3.5%	1.5%	3.5%
Expected life (years)	4.3	4.3	4.3	4.3
Volatility	199%	286%	199%	286%
Dividend Yield	—	—	—	—

4.      COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the cumulative net unrealized loss on available-for-sale securities, and the cumulative foreign currency translation adjustment.

The components of the Company’s total comprehensive loss were (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss	$(5,459)	$(1,977)	$(23,110)	$(25,352)
Foreign currency translation adjustments	106	83	(443)	121
Unrealized loss on investments	—	(129)	—	(269)
Total comprehensive loss	$(5,353)	$(2,023)	$(23,553)	$(25,500)

5.      INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2003	June 30, 2002
	(unaudited)
Work in process	$5,317	$7,712
Finished goods	2,276	2,090
Inventory held at subcontractors	2,100	3,863
	$9,693	$13,665

6.      BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin (“SAB”) No. 98. The denominator used in the computation of basic and diluted net loss per share is the weighted-average number of common shares outstanding for the respective period. For the three-month and nine-month periods ended March 31, 2003 and 2002, 1.2 million and 1.2 million potential common shares, respectively, were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

7.      CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2003	June 30, 2002
	(unaudited)
Cash and cash equivalents:
Cash	$2,499	$5,946
Money market funds	15	927
Commercial paper	2,204	4,530
	$4,718	$11,403

The Company maintains another certificate of deposit in the amount of $0.7 million as collateral on the leased facility in Menlo Park, all of which is restricted for use until expiration in February 2005, and is therefore classified as restricted cash, long term portion as of March 31, 2003.

The Company had two credit facilities for a European subsidiary with Royal Bank of Scotland.  As of March 31, 2003, $0.2 million has been drawn down from the Royal Bank of Scotland and is included in accrued expenses in the accompanying condensed consolidated balance sheets.  The credit facilities are no longer available to the Company.

8.      ASSET PURCHASE

In September 2002, the Company completed the purchase of substantially all of the assets of GBase Communications (“GBase”), a developer of CDMA 2000 base station systems (BSS) and packet data servicing nodes (PDSNs) for third generation (3G) markets under a license from Qualcomm, Inc (“Qualcomm”).

Under the asset purchase agreement, the Company acquired substantially all of GBase’s assets and assumed most of their liabilities. The initial purchase consideration was 0.32 million common shares.  An additional 0.02 million shares were placed in an escrow pending the outcome of certain contingencies.  The value of the shares may be added to the basis of the acquired assets upon expiration of the contingency period.  Contingent consideration of 0.08 million common shares were set aside in an escrow and will be released to GBase in two tranches upon the accomplishment of certain predetermined future milestones based on continued employment of key GBase personnel for periods of 12 and 18 months, respectively.

If the average of the Company’s closing share price during the last calendar quarter of 2003 is below $20 per share, the Company will be obligated to issue additional contingent consideration in a combination of common shares and cash, such that the total consideration at that time equals $8.4 million on a guaranteed security price of $20 per share for all shares issued, including the 0.1 million contingent shares.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common stock issued	6,337
$7,312

Other tangible assets	$123
Qualcomm licenses	1,403
Purchased technology	5,786
$7,312

The value of the contingent consideration of $1.1 million and $0.5 million are being recognized ratably as stock compensation expense over the next 12 and 18 months, respectively.  For three and nine months ended March 31, 2003, $0.3 million and $0.8 million related to this contingent consideration was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations.  Purchased technology is amortized over the estimated useful life of 4 years.

In October 2002, the Company entered into a licensing agreement with Telos Technology Ltd.  Under the agreement, the Company will deliver a perpetual license to use certain technology acquired in the GBase acquisition for consideration of $2 million.  The $2 million received was offset against the cost of GBase’s purchased technology.

In March 2003, Qualcomm expanded its agreement with the Company to include a full worldwide CDMA infrastructure license.  The expanded license grants the Company the right to develop, make and sell Qualcomm’s CDMAOne and CDMA2000 1X/1xEV-DO infrastructure equipment.  Accordingly, the Company has recorded an additional license value in the amount of $2.5 million.  This Qualcomm license has a payment stream of eight quarters beginning March 2003 discounted at 10%, and is amortized based on the higher of the straight-line amortization of 5 years or as units are sold.

9.      RESTRUCTURING CHARGES

The Company’s restructuring accrual as of March 31, 2003 is summarized as follows (in thousands):

For the three-month period ended March 31, 2003	Restructuring Accrual as of December 31, 2002	Additions/ Reversals	Payments	Restructuring Accrual as of March 31, 2003
Future lease payments related to abandoned facilities	$—	$—	$—	$—
Workforce reduction	97	79	(142)	34
Total	$97	$79	$(142)	$34

For the nine-month period ended March 31, 2003	Restructuring Accrual as of June 30, 2002	Additions/ Reversals	Payments	Restructuring Accrual as of March 31, 2003
Future lease payments related to abandoned facilities	$747	$95	$(842)	$—
Workforce reduction	35	620	(621)	34
Total	$782	$715	$(1,463)	$34

During the first nine months of fiscal 2003, the Company continued to reduce its workforce by an additional 93 employees. As a result, the Company recorded a restructuring expense related to severance payments and recorded an additional charge of $0.7 million.  The remaining restructuring accrual for workforce reduction of approximately $34 thousand is expected to be paid out through June 2003, and is included on the accompanying consolidated balance sheet in accrued expenses.

10.   ACCRUED WARRANTY AND RELATED COSTS

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

The following table reconciles changes in the Company’s accrued warranties which is included in the accrued expenses and related costs for the three and nine-month periods ended March 31, 2003 and 2002, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Beginning accrued warranty and related costs	$469	$803	$644	$803
Cost of warranty claims	—	(159)	(175)	(159)
Ending accrued warranty and related costs	$469	$644	$469	$644

11.   TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

The Company engaged in business transactions with investors resulting in the following revenue (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenue:
Eastern Communications Co., Ltd.**	$200	$918	$2,805	$918
Hutchison Telecommunications Group**	—	2,461	—	10,021
Total	$200	$3,379	$2,805	$10,939

** Related party

These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2003	2002		2003		2002
	(unaudited)			(unaudited)
Revenue:
Bell Benin	16%	*	%	*	%	*	%
Young Design, Inc.	13%	*	%	13%		*	%
Soltelco	12%	—		*	%	—

* Less than 10%

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

The following table summarizes information relating to the Company’s significant customers, with trade receivable balances greater than 10% of total trade receivables as of:

	March 31, 2003	June 30, 2002
	(unaudited)
Trade Receivables:
Bell Benin	23%	—
Eastern Communications Co., Ltd.**	*	13%
Hutchison Telecommunications Group**	*	19%

* Less than 10%

** Related party

12.   COMMITMENTS

(a) OPERATING LEASE COMMITMENTS

The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates through December 2005. Future minimum lease payments as of March 31, 2003 are as follows (in thousands):

Fiscal years ending:
2003	$639
2004	2,599
2005	1,432
2006	89
Total minimum lease payments	$4,759

Rent expense was approximately $0.2 million and $0.9 million for the three-month periods ended March 31, 2003 and 2002, and $1.5 million and $2.8 million for the nine-month periods ended March 31, 2003 and 2002, respectively.

In May 2003, the Company entered into a facility lease agreement. The lease expires in April 2006 and has a monthly rent of approximately $30 thousand. Future minimum lease payments under this facility lease are as follows (in thousands):

Fiscal years ending:
2003	$59
2004	354
2005	364
2006	311
Total minimum lease payments	$1,088

(b) CAPITAL LEASE COMMITMENTS

The Company has two capital leases with GE Capital. These leases expire in December 2004 and February 2005. Aggregate future minimum lease payments as of March 31, 2003 are as follows (in thousands):

Year ending June 30
2003	$136
2004	543
2005	316
Total minimum lease payments	995
Less interest	(105)
Present value of payments under capital lease	890
Less current portion	(473)
Long-term portion of capital lease obligation	$417

(c) CONTRACT MANUFACTURERS

The Company generally commits to purchase products from its contract manufacturers covered by forecasts with cancellation fees.  As of March 31, 2003, the Company had committed to make purchases totaling $1.1 million from these manufacturers in the next 12 months.  The Company has provided a $1.1 million reserve for commitment cancellations for the next 12 months.

13.   COMMON STOCK AND WARRANT ISSUANCE

In September 2002, the Company amended its original equipment manufacturer agreement with UTStarcom, Inc. (“UTStarcom”). Additionally, UTStarcom acquired 0.58 million shares of the Company’s common stock for a purchase price of $3.0 million, which represents the fair market value of the transaction. The Company also agreed to provide certain network interface technical design services, and in the future produce and sell products to UTStarcom that includes the network interface for CDMA 2000 for fees to be negotiated.  Under the agreement, the Company has deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.

In October 2002, the Company issued a warrant to purchase 0.2 million shares of common stock to UTStarcom. The fair value of the warrant of approximately $0.3 million was determined using the Black-Scholes pricing method and was charged to general, selling and administrative expense in the Company’s consolidated statement of operations during the quarter ended December 31, 2002.

14.   SEGMENT INFORMATION

SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  Subsequent to the June 2002 impairment of the Company’s Wireless, Inc. assets and the continued decline in the demand for Wireless, Inc.’s products, the financial information reviewed by the Company’s principal executive officer has been identical to the information presented in the accompanying statements of operations.  Accordingly, the Company has determined that effective July 1, 2002, it operated in a single cellular segment.  Cellular products provide infrastructure equipment and software using cellular to support an entire wireless network within a single, compact enclosure.  Prior period information was restated to conform to this new segment presentation.

Due to the nature of the Company’s business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the three-month and nine-month periods ended March 31, 2003 and 2002 is based on our customers’ locations. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

The following table sets forth net revenues and property, plant and equipment information for geographic areas (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Net Revenues:
United States	$2,096	$1,818	$5,667	$4,458
Other North America	473	1,677	1,270	1,710
Latin America	103	2,969	363	13,582
Europe, Middle East and Africa	3,016	4,846	9,516	11,364
Asia Pacific	892	3,421	4,669	4,593
Total	$6,580	$14,731	$21,485	$35,707

	As of March 31, 2003	As of June 30, 2002
Property, Plant and Equipment:
United States	$3,943	$5,163
Latin America	29	45
Europe, Middle East and Africa	444	463
Asia Pacific	889	1,328
Total	$5,305	$6,999

15.   LEGAL PROCEEDINGS

On November 21, 2001, a securities class action, Middleton v. interWAVE Communications International, Ltd., et. al., Case No. 01 CV 10598, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and various of the Company’s officers and directors.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased interWAVE’s stock during the period from January 28, 2000 through   December 6, 2000.  Similar complaints have been filed regarding more than 300 other IPOs.  These cases have been coordinated as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92.  On October 8, 2002, the Court dismissed all of the individual defendants in the Company’s IPO litigation, without prejudice, subject to a tolling agreement.   Issuer and underwriter defendants in the coordinated litigation filed omnibus motions to dismiss on common pleading issues.  On February 19, 2003, the Court denied the motion to dismiss interWAVE’s claims.  The Company believes it has meritorious defenses to the claims and will continue to defend the action vigorously.

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

16    ASSET SALE

In March 2003, Young Design, Inc., a leading manufacturer of broadband solutions for wireless inernet service providers (WISP), common carriers and mobile carriers, purchased substantially all of the remaining assets and obtained an nonexclusive license for all of the technology related to the Link CX product line.  Accordingly, we have recorded a gain on sale of assets in the amount of $0.3 million.

17.   SUBSEQUENT EVENT

Reverse Stock Split

In order to maintain the Company’s listing on the Nasdaq National Market, which requires that listed issuers maintain a $1 per share minimum bid price, on January 24, 2003, the Company’s shareholders voted to grant the Board discretion to effect a reverse stock split at a ratio of up to 1-for 15.  On April 29, 2003, the Company’s Board approved a 1-for-10 reverse stock split, which became effective on April 30, 2003.

Nasdaq had previously granted the Company a series of temporary exceptions to the National Market’s minimum bid price requirement.  These exceptions were premised on Nasdaq’s determination that the Company appeared to comply with the terms of a proposed Nasdaq rule change that, once fully approved by the SEC, would afford Nasdaq National Market companies that fail to meet the minimum bid price requirement up two 180-day “grace periods” to regain compliance.  In order to qualify for the second “grace period,” which would have lasted until July 28, 2003, the Company would have to demonstrate compliance with one of the National Market’s core initial listing criteria.

On April 14, 2003, however, Nasdaq determined that the Company no longer met the qualification requirements for the second 180-day grace period.  As a result, it gave the Company a limited period of time, until April 30, 2003, to implement its previously approved plan to effect a reverse stock split sufficient to achieve and maintain a closing bid price of at least $1 per share for at least ten consecutive trading days.  As noted above, the Company’s 1-for-10 reverse stock split became effective on April 30, 2003, and thus far the Company’s bid price has stayed above the $1 minimum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements.  In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission.  These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Risk Factors.”  Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

OVERVIEW

We provide compact wireless communications systems for the cellular market. We were incorporated in June 1994.  Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We recorded our first product sale in May 1997. Our systems were initially deployed primarily in China and Africa beginning in 1998 and were intended to add capacity and coverage to existing systems. We commenced trials of our wireless office systems in 1999 in both Europe and Asia. We generated net revenues of $21.5 million and $35.7 million for the nine-month periods ended March 31, 2003 and 2002, respectively. We incurred net losses of $23.1 million and $25.4 million for the nine-month periods ended March 31, 2003 and 2002, respectively. As of March 31, 2003, we had an accumulated deficit of $321.8 million.

We went through a series of downsizings and realignments in fiscal 2002 and during the nine-month period ended March 31, 2003 as we faced a downturn in world economic conditions and in the telecommunications industry.   We continued to focus on our core business as a provider of cellular infrastructure networks to network service providers.  In addition, we reduced our broadband product line and targeted lowered operating expenses, decreased losses and increased revenue.

Currently, we generate revenues through direct sales to wireless service providers and sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their own systems. The components of sales by channel are as follows:

	Nine Months Ended
	March 31, 2003	March 31, 2002
Direct sales to wireless providers	57%	68%
System integrators	30%	23%
Communication equipment providers	13%	9%

We have derived and expect to continue to derive a majority of our revenues from products installed outside the United States by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers.  Net revenues outside North America represented approximately 68% and 83% of total net revenues for the nine months ended March 31, 2003 and 2002, respectively. We believe that the majority of our products sold in the United States are ultimately installed by end users outside the United States. As a result, our revenue stream is subject to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

In the first nine months of fiscal 2003, 2% of our revenue was from Latin America, 44% of our revenue was from Europe, Middle East and Africa, 22% of our revenue was from Asia Pacific, and 32% of our revenue was from North America, some of which are from “license saver” sales to small operators in the United States  We presently intend to establish a presence in Eastern Europe, where cellular service penetration is low and growth potential may be significant, through our expansion in Russia.

In September 2002, we completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA 2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc. We plan to expand our product offering to address the new CDMA 2000 networks that follow the CDMA IS-95 and 1XRTT networks in the United States, China, Japan and parts of Latin America.

Under the asset purchase agreement, we acquired substantially all of GBase’s assets and assumed most of its liabilities for an initial purchase price of 0.32 million common shares.  An additional 0.02 million common shares were placed in an escrow pending the satisfaction of certain contingencies.  Contingent consideration of 0.08 million common shares were placed in an escrow and will be released in two tranches subject to the continued employment of key GBase personnel for periods of 12 and 18 months.

In addition, under the asset purchase agreement, if the average of our closing share price during the last calendar quarter of 2003 is below $20 per share, we will be obligated to issue additional contingent consideration in common shares and cash, such that the total consideration at that time equals $8.4 million based on a guaranteed security price of $20 per share.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common stock issued	6,337
$7,312

Other tangible assets	$123
Qualcomm licenses	1,403
Purchased technology	5,786
$7,312

The value of the contingent consideration of $1.1 million and $0.5 million are being recognized ratably as stock compensation expense over the next 12 and 18 months, respectively.  For three and nine months ended March 31, 2003, $0.3 million and $0.8 million related to this contingent consideration was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations.  Purchased technology is amortized over the estimated useful life of 4 years.

In September 2002, we amended our original equipment manufacturer agreement with UTStarcom, Inc. Additionally, UTStarcom acquired 0.58 million shares of our common stock for a purchase price of $3.0 million, which represented the fair value of common stock on the date of the transaction. We also agreed to provide certain network interface technical design services, and in the future produce and sell product to UTStarcom that includes the network interface for CDMA 2000 for fees to be negotiated. Under the agreement, we have deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.

In October 2002, we issued warrants to purchase 0.2 million shares of our common stock to UTStarcom.  The fair value of the warrant of $0.3 million was determined using the Black-Scholes pricing tool and was charged to our consolidated statement of operations during the quarter ended March 31, 2003.

Also in October 2002, we entered into a licensing agreement with Telos Technology Ltd.  Under the agreement, we will deliver a perpetual license to use certain technology acquired in the GBase acquisition for consideration of $2 million.  The $2 million received was offset against the cost of GBase’s purchased technology.

We have recently experienced significant changes in our senior management, including the resignation of our Chief Executive Officer, Priscilla M. Lu, in February 2003.  Since Ms. Lu’s resignation, William E. Gibson, a member of our Board of Directors, has served as the Chairman of an Executive Committee consisting of our independent board of directors members, which collectively have managed the duties previously undertaken by our Chief Executive Officer.  We are currently conducting a search to fill the Chief Executive Officer position. Ms. Lu continues to serve on our Board of Directors. These changes may be disruptive to our business.

In March 2003, Qualcomm expanded its agreement with us to include a full worldwide CDMA infrastructure license.  The expanded license grants us the right to develop, make and sell Qualcomm’s CDMAOne and CDMA2000 1X/1xEV-DO infrastructure equipment.  Accordingly, we have recorded an additional license value in the amount of $2.5 million.  This Qualcomm license is amortized based on the higher of the straight-line amortization of 5 years or units sold.

Also in March 2003, Young Design, Inc., a leading manufacturer of broadband solutions for wireless inernet service providers (WISP), common carriers and mobile carriers, purchased substantially all of the remaining assets and obtained an nonexclusive license for all of the technology related to the Link CX product line.  Accordingly, we have recorded a gain on sale of assets in the amount of $0.3 million.

In order to maintain our listing on the Nasdaq National Market, which requires that listed issuers maintain a $1 per share minimum bid price, on January 24, 2003, our shareholders voted to grant the Board discretion to effect a reverse stock split at a ratio of up to 1-for 15.  On April 29, 2003, our Board approved a 1-for-10 reverse stock split, which became effective on April 30, 2003.

Nasdaq had previously granted us a series of temporary exceptions to the National Market’s minimum bid price requirement.  These exceptions were premised on Nasdaq’s determination that we appeared to comply with the terms of a proposed Nasdaq rule change that, once fully approved by the SEC, would afford Nasdaq National Market companies that fail to meet the minimum bid price requirement up to two 180-day “grace periods” to regain compliance.  In order to qualify for the second “grace period,” which would have lasted until July 28, 2003, we would have to demonstrate compliance with one of the National Market’s core initial listing criteria.

On April 14, 2003, however, Nasdaq determined that we no longer met the qualification requirements for the second 180-day grace period.  As a result, we had a limited period of time, until April 30, 2003, to implement our previously approved plan to effect a reverse stock split sufficient to achieve and maintain a closing bid price of at least $1 per share for at least ten consecutive trading days.  As noted above, our 1-for-10 reverse stock split became effective on April 30, 2003, and thus far our bid price has stayed above the $1 minimum.

All common share numbers disclosed in this Form 10-Q have been adjusted to account for the 1-for-10 reverse stock split.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.3	60.1	78.8	64.5
Gross margin	26.7	39.9	21.2	35.5
Operating expenses:
Research and development	49.4	29.0	51.0	42.8
Selling, general and administrative	59.8	38.6	70.5	60.9
Amortization of deferred stock compensation	1.2	1.9	0.9	0.6
Amortization of intangible assets	1.6	10.0	0.5	12.9
Loss on asset sale, net	1.6	—	(1.6)	—
Restructuring charges (credits)	1.2	(26.6)	3.3	(8.6)
Operating loss	(88.1)	(13.0)	(108.1)	(71.9)
Interest income (expense), net	(0.7)	0.4	0.4	2.5
Other income (expense), net	7.9	(0.1)	1.8	(0.7)
Income taxes	2.1	0.7	1.7	0.9
Net loss	(83.0)%	(13.4)%	(107.6)%	(71.0)%

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET REVENUES

Total revenues decreased 55% from $14.7 million in the third quarter of fiscal 2002 to $6.6 million in the third quarter of fiscal 2003 due in part to several large orders being delayed due to the finalization of customer letters of credit.  We expect that some of the orders may close in the fourth fiscal quarter of 2003.  In addition, this decrease resulted from decreased sales to wireless service providers, which decreased from $10.3 million in the third quarter of fiscal 2002 to $3.7 million in the third quarter of fiscal 2003; decreased sales to communications equipment providers from $2.7 million in the third quarter of fiscal 2002 to $0.9 million in the third quarter of fiscal 2003; offset by increased sales to system integrators from $1.7 million in the third quarter of fiscal 2002 to $2.0 million in the third quarter of fiscal 2003.

GROSS MARGIN

Gross margin decreased to 27% in the third quarter of fiscal 2003 from 40% in the same quarter of fiscal 2002. The decrease in gross margin was primarily due to several instances of fulfillment costs of customer shipments recognized for which related revenue is recognized on a cash receipt basis.  Gross margin also decreased because of the absorption of services and customer support expenses in cost of revenues on lower sales volume.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $1.0 million or 23.8%, to $3.3 million in the third quarter of fiscal 2003 from $4.3 million in the same period of fiscal 2002.  The change is primarily due to a decrease of $0.9 million in labor-related costs as a result of a $0.7 million decrease in salaries, fringe benefits and bonuses due to reductions in work force, and a $0.2 million decrease in consulting and other expenses, offset by an increase of $0.3 million in stock compensation expense as a result of the amortization of stock compensation related to 0.8 million contingent shares set aside in an escrow in connection with the acquisition of substantially all the assets of GBase Communications.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased $1.8 million, or 30.9%, to $3.9 million in the third quarter of fiscal 2003 from $5.7 million in the same period of fiscal 2002.  The decrease is primarily attributed to a $0.3 million decrease in bad debt expense as a result of continuous improvement in collections and a $0.8 million decrease in labor-related and other costs as a result of reductions in work force over the past fiscal year.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

Amortization of deferred stock compensation decreased 72.2% to $79 thousand in the third quarter of fiscal 2003 from $0.3 million in the same quarter of fiscal 2002.  The fiscal 2003 amount represents the continuing amortization of the remaining deferred stock compensation balance.  Deferred stock compensation has been fully amortized as of March 31, 2003.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets for the third quarter of fiscal 2003 was $0.1 million as a result of our acquisition of substantially all the assets of GBase Communications (GBase) in September 2002.  The $1.5 million amortization of intangible assets for the third quarter of fiscal 2002 relates to our June 2001 acquisition of Wireless, Inc.  All of Wireless Inc.’s goodwill and other intangible assets were written off as a result of an impairment analysis performed in June 2002.

RESTRUCTURING CHARGES

In accordance with our plan to reduce our aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, we recorded an additional restructuring charge of $79 thousand in the third quarter of fiscal 2003.  See Note 9 to the condensed consolidated financial statements for details.

NET INTEREST INCOME (EXPENSE)

We had net interest expense in the fiscal quarter ended March 31, 2003 of $44 thousand compared to $55 thousand net interest income for the fiscal quarter ended March 31, 2002, which decrease was primarily attributable to the continuing reduction of cash and investments from our use of funds for operations and interest expenses related to our capital leases.

OTHER INCOME (EXPENSE)

Other income (expense) increased $0.5 million or 4250%, to $0.5 million in other expense in the third quarter of fiscal 2003 from $12 thousand in other expense in the same period of fiscal 2002.  The change is primarily due to losses recognized on fixed assets retirement.

NINE MONTHS ENDED MARCH 31, 2003 AND 2002

NET REVENUES

Total revenues decreased 40% from $35.7 million in the first nine months of fiscal 2002 to $21.5 million in the first nine months of fiscal 2003 due to the continuing downturn in economic conditions worldwide and in the telecommunications industry.  Specifically, several large orders which were expected to close in the third fiscal quarter of 2003 were delayed due to the finalization of customer letters of credit.  We expect that some of those orders may close in the fourth fiscal quarter of 2003.  This decrease resulted from decreased sales to wireless service providers, which decreased from $24.2 million in the first nine months of fiscal 2002 to $11.8 million in the first nine months of fiscal 2003; decreased sales to system integrators from $8.1 million in the first nine months of 2002 to $4.9 million in the first nine months of fiscal 2003; offset by increased sales to communications equipment providers from $3.4 million in the first nine months of fiscal 2002 to $4.8 million in the first nine months of fiscal 2003.

GROSS MARGIN

Gross margin decreased to 21.2% in the first nine months of fiscal 2003 from 35.5% in the first nine months of fiscal 2002. The decrease in gross margin was primarily due to the several instances of fulfillment costs of customer shipments recognized for which related revenue is recognized on a cash receipt basis.  Gross margin also decreased because of the absorption of services and customer support expenses in cost of revenues on lower sales volume.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $4.4 million or 28.4%, to $10.9 million in the first nine months of fiscal 2003 from $15.3 million in the same period of fiscal 2002.  This change is primarily due to a decrease of $3.7 million in labor-related costs as a result of a $3.4 million decrease in salaries, fringe benefits and bonuses related to a reduction in employee headcount, and a $0.3 million decrease in consulting and other expenses.  The overall decrease is partially offset by an increase of $0.3 million in stock compensation expense as a result of the amortization of stock compensation related to 0.8 million contingent shares set aside in an escrow in connection with the acquisition of substantially all the assets of GBase Communications.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased $6.6 million or 30.3%, to $15.2 million in the first nine months of fiscal 2003 from $21.7 million in the same period of fiscal 2002.  The decrease is primarily attributed to a $1.9 million decrease in bad debt expense as a result of continuous improvement in collections and a $3.6 million decrease in labor-related and other costs as a result of reductions in work force over the past fiscal year.  The overall decrease is partially offset by an increase of $0.3 million of stock compensation expense as a result of recognizing the value of a warrant issued to UTStarcom, Inc.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

Amortization of deferred stock compensation increased 186.2% to $0.2 million in the first nine months of fiscal 2003 from $(0.2) million in the same period of fiscal 2002. The fiscal 2003 amount represents the continuing amortization of the remaining deferred stock compensation balance while the $(0.2) million credit in the first nine months of fiscal 2002 represents the cancellation of unamortized deferred stock compensation expense as a result of our actions to reduce our aggregate workforce and restructure certain business functions since the beginning of fiscal 2002. Deferred stock compensation has been fully amortized as of March 31, 2003.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of purchased intangible assets for the first nine months of fiscal 2003 was $0.7 million as a result of our acquisition of substantially all the assets of GBase Communications in September 2002.  The $4.6 million amortization of intangible assets for the first nine months of fiscal 2002 relates to our June 2001 acquisition of Wireless, Inc.  All of Wireless Inc.’s goodwill and other intangible assets were written off as a result of an impairment analysis performed in June 2002.

RESTRUCTURING CHARGES

In accordance with our plan to reduce our aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, we recorded an additional restructuring charge of $0.7 million in the first nine months of fiscal 2003.  See Note 9 to the condensed consolidated financial statements for details.

NET INTEREST INCOME (EXPENSE)

We had net interest income in the first nine months ended March 31, 2003 of $0.1 million compared to $0.9 million for the first nine months ended March 31, 2002, which decrease was attributable to the continuing reduction of cash and investments from our use of funds for operations.

OTHER INCOME (EXPENSE)

Other expense decreased $0.7 million or 246% to $0.4 million in the first nine months of fiscal 2003 from $(0.3) million in the same period of fiscal 2002.  The change is primarily due to losses recognized on fixed assets retirement.

LIQUIDITY AND CAPITAL RESOURCES

We have had recurring net losses for the past three fiscal years.  Our current working capital and expected cash flows to be generated from operations may not be sufficient to fund operations for the remainder of fiscal 2003.

As of March 31, 2003 our sources of liquidity consisted of $4.7 million in cash and cash equivalents, excluding $0.7 million in restricted cash.  Our net accounts receivable balance as of March 31, 2003 was $4.3 million.

Our management is attempting to execute plans to address our liquidity requirements.  These plans include increasing revenues and margins, reducing spending and raising additional financing through the issuance of debt, equity or through other means such as customer prepayments.  If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations.  The report of our independent auditors included in our Form 10-K for the period ended June 30, 2002 contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern.

In May 2003, we entered into a facility lease agreement. The lease expires in April 2006 and has a monthly rent of approximately $30 thousand.

Operating Activities.  Net cash used in operating activities for the first nine months of fiscal 2003 was primarily attributable to net loss from operations, decreases in accounts payable and accrued liabilities, offset by non-cash depreciation and amortization, as well as decreases in inventory and trade receivables and increases in deferred revenue. For the first nine months of fiscal 2002, net cash used in operating activities was primarily attributable to net loss from operations, decreases in accounts payable and accrued expenses and other offset by non-cash depreciation and amortization as well as decreases in trade receivables and inventory.

Investing Activities.  During the first nine months of fiscal 2003, the primary source of cash in investing activities was the sale of our remaining short-term investments.  For the first nine months of fiscal 2002, our investing activities consisted primarily of the sale of short-term investments offset by purchases of property and equipment.  We expect that capital expenditures will decrease due to our continued cost-cutting efforts and conservation of cash resources.

Financing Activities.  During the first nine months of fiscal 2003, we raised $3.0 million from UTStarcom, Inc. through the sale of our common shares.  During the first nine months of fiscal 2002, the primary source of cash provided in financing activities were receipts on our notes receivable from several of our customers net of principal payments on notes payable.

We had two credit facilities for a European subsidiary with Royal Bank of Scotland.  As of March 31, 2003, $0.2 million has been drawn down. The credit facilities are no longer available to us.

As of March 31, 2003, the Company has no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

RISK FACTORS

We may require additional financing to fund our operations in 2003 and beyond and this financing may not be available.

We may require additional capital to fund our operations during 2003.  We have had recurring net losses in the past three fiscal years and for the nine-month period ended March 31, 2003.  The report of our independent auditors included in our Form 10-K for the period ended June 30, 2002 contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern.  Our management is currently forming and attempting to execute plans to address our liquidity requirements.  These plans include increasing revenues and margins, reducing spending and raising additional financing through the issuance of debt, equity or through other means such as customer prepayments.  We may not be successful in raising capital on acceptable terms, or at all.

If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and such securities may have rights, preferences and privileges senior to those held by existing shareholders. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. See “Use of Proceeds” in our Form 10-K for the period ended June 30, 2002 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-Q for more information on our capital requirements and requirements for liquidity.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of unfavorable general economic conditions in the United States and internationally, and reduced worldwide capital spending, our sales have declined in recent fiscal quarters.  In particular, our sales declined for the nine months ended March 31, 2003 as compared to the prior year. Continued weakness in the telecommunications euquipment industry or any further deterioration to the business or financial condition of our customers in this industry could have a material adverse impact on our business, operating results and financial condition. If the economic conditions in the United States and in the other international markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

We have not yet terminated an facility lease.

We continue to be subject to a facility lease agreement that has a term extending to January 2005 and a monthly rent of approximately $0.2 million.  We are seeking to negotiate the termination of the lease and, if we are unable to do so, the landlord could claim that we are liable for the amount remaining due under the lease.  The failure to reach a settlement or other resolution with the landlord of the facility lease on terms favorable to us could have a material adverse impact on our financial condition and results of operations.

Because we have a limited operating history, we cannot be sure that we can successfully execute our business strategy.

We did not record revenue from our first product sale until May 1997 and we have a limited history of generating significant revenues. Some of our products are new and are being tested by customers for incorporation into live networks. Therefore, you have limited historical financial data and operating results with which to evaluate our business and our prospects. You must consider our prospects in light of the early stage of our business in a new and rapidly evolving market. Our limited operating history may make it difficult for you to assess, based on historical information, whether we can successfully execute our business strategy. If we are unable to successfully execute our business strategy, we would be unable to achieve cash-flow breakeven, profitability or to build a sustainable business.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

As of March 31, 2003, we had an accumulated deficit of $321.8 million.  We incurred net losses of approximately $23.1 million for the nine-month period ended March 31, 2003. We may continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future.  To achieve and sustain profitability and positive cash flow, we will need to generate substantially higher revenues. Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

•                                            our ability to achieve compatibility and interoperability of our GSM and CDMA 2000 products with existing networks and other vendor’s equipment and industry standards; and

•                                            our ability to generate cash flow from operations.

Due to these factors, as well as other factors described in this risk factors section, we may be unable to achieve or maintain profitability. If we are unable to achieve or maintain profitability, or if we are unable to achieve cash-flow breakeven, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts or investors, which may cause our share price to decline.

Our quarterly operating results have fluctuated significantly in the past and are likely to do so in the future. If our operating results do not meet the expectations of securities analysts and investors, our share price is likely to decline. The factors that could cause our quarterly results to fluctuate include:

•                                            any delay in the introduction of new products or product enhancements;

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

Customers that purchase our complete network systems have a complex purchasing process and long sales cycles that may last from nine months to one year or more. Some of these customers are public entities that require public hearings and a public decision approval process before they are able to submit a purchase order. Customers for our complete network systems often require assistance in network planning, equipment specification, business plan preparation and financing presentations. These customers also may require the approvals of licensing authorities, a technical team, a management group and a board of directors, as well as the approval of financing for the purchase. The timing and outcome of our customers’ purchasing and financing processes may be difficult to determine and may affect our ability to forecast sales. If we fail to close the sale for one or more complete network systems in any fiscal quarter, or if a customer fails to obtain the required approvals or fails to obtain financing, then our revenues and operating results would be adversely affected.

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

In order to maintain our listing on the Nasdaq National Market, which requires that listed issuers maintain a $1 per share minimum bid price, on January 24, 2003, our shareholders voted to grant the Board discretion to effect a reverse stock split at a ratio of up to 1-for 15.  On April 29, 2003, our Board approved a 1-for-10 reverse stock split, which became effective on April 30, 2003.

Nasdaq had previously granted us a series of temporary exceptions to the National Market’s minimum bid price requirement.  These exceptions were premised on Nasdaq’s determination that we appeared to comply with the terms of a proposed Nasdaq rule change that, once fully approved by the SEC, would afford Nasdaq National Market companies that fail to meet the minimum bid price requirement up to two 180-day “grace periods” to regain compliance.  In order to qualify for the second “grace period,” which would have lasted until July 28, 2003, we would have to demonstrate compliance with one of the National Market’s core initial listing criteria.

On April 14, 2003, however, Nasdaq determined that we no longer met the qualification requirements for the second 180-day grace period.  As a result, we had a limited period of time, until April 30, 2003, to implement our previously approved plan to effect a reverse stock split sufficient to achieve and maintain a closing bid price of at least $1 per share for at least ten consecutive trading days.  As noted above, our 1-for-10 reverse stock split became effective on April 30, 2003, and thus far our bid price has stayed above the $1 minimum.

We cannot assure you that we will be able to maintain compliance with the minimum bid price requirement of the Nasdaq National Market.  If the minimum bid price per share of our stock falls below $1 for an extended period of time, we could be forced to transfer the listing of our common stock to the Nasdaq SmallCap Market, in order to take advantage of that market’s lengthier grace periods and more lenient requirements.

If we are forced to transfer the listing of our common stock to the Nasdaq SmallCap Market, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business.  The transfer of our common stock to the Nasdaq SmallCap Market could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock.  The transfer could also adversely affect our relationships with vendors and customers.

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

As a result of recent acquisitions and international expansion, many of our employees are based outside of our Mountain View facility. If we are unable to effectively manage our geographically dispersed group of employees, our business will be adversely affected.

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

•                                            the potential underestimation of the costs and resources required to complete development of new products in an acquired company;

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

•                                            the potential unforeseen liabilities associated with acquired operations;

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

A small number of customers have accounted for a significant portion of our revenues to date. Net revenues from significant customers as a percentage of our total net revenues were as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2003	2002		2003		2002
	(unaudited)			(unaudited)
Revenue:
Bell Benin	16%	*	%	*	%	*	%
Young Design, Inc.	13%	*	%	13%		*	%
Soltelco	12%	—		*	%	—

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

There are risks associated with our dependence on one contract manufacturer, including the contract manufacturer’s control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If we are unable to obtain our products from this manufacturer on schedule, revenues from the sale of products may be delayed or lost, and our reputation, relationship with customers and our business could be harmed. In addition, in the event that the contract manufacturer must be replaced, the disruption to our business and the expense associated with obtaining and qualifying a new contract manufacturer could be substantial. If problems with our contract manufacturer cause us to miss customer delivery schedules or result in unforeseen product quality problems, we may lose customers. As a result, our revenues and our future growth prospects would likely decline.

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

We do not typically have a significant sales backlog and therefore we may incur expenses for excess inventory or be unable to meet customer requirements.

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

Our current products are designed to utilize CDMA 2000 and GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA, and time division multiple access, or TDMA. We presently have plans to offer CDMA 2000 products, beginning with 1XRTT products. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, or in the event that CDMA 2000 products are not widely adopted, our market opportunity could be significantly limited, which would seriously harm our business.

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

•                                            time for the customer’s financing process; and

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

Substantially all of our GSM revenue to date has been derived from systems intended for installation outside of the United States. In addition to the regulatory issues, our operations are subject to the following risks and uncertainties:

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

•                                            local unfavorable economic conditions; and

•                                            political and economic instability.

We sell products to companies in the People’s Republic of China.  Future sales in China will be subject to economic, health and political risks.

As of March 31, 2003, our customers in the People’s Republic of China accounted for approximately 5% of our accounts receivable. In March 2002, we signed an OEM Cooperation Agreement with Eastern Communications Company Limited, or Eastcom, a major wireless equipment manufacturer in Hangzhou, China. Eastcom’s United States subsidiary, Eastern Communications USA, Inc. is one of our largest shareholders. The agreement provides that we will transfer the manufacturing of some of our GSM products to Eastcom and cooperate in the development of product enhancements. Sales in China pose significant additional risks, which include:

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

•                                            intense price competition and reduced demand in the market for GSM infrastructure equipment in China; and

•                                            the recent outbreak of severe acute respiratory syndrome (SARS) in China and other areas of Asia, which could have a negative effect on our manufacturing production capabilities, on our ability to effectively market and sell our products due to SARS related travel restrictions, and on the general financial markets and business activity in Asia.

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

Our future success depends in significant part upon the continued service of our management team and our ability to hire, retain or maintain sufficient key personnel.

We have recently experienced significant changes in our senior management, including the resignation of our Chief Executive Officer, Priscilla M. Lu, in February 2003.  Since Ms. Lu’s resignation, William E. Gibson, a member of our Board of Directors, has served as the Chairman of an Executive Committee consisting of independent board of directors members, which collectively have managed the duties previously undertaken by our Chief Executive Officer.  We are currently conducting a search to fill the Chief Executive Officer position.  Ms. Lu continues to serve on our Board of Directors. These changes may be disruptive to our business.

Our business is highly dependent on our ability to attract, retain and motivate qualified technical and management personnel. Competition has been and may continue to be intense for qualified personnel in our industry and in Northern California, where most of our engineering personnel are located, and we may not be successful in attracting and retaining these personnel.  Skilled management and technical personnel are essential to our business and to the development of our 3G products.  Our personnel resources are limited because we have reduced the number of our employees in order to reduce our expenses.  We do not have non-compete agreements with most of our key employees. We currently do not maintain key person life insurance on any of our key executives. Our success also depends upon the continuing contributions of our key management and our research, product development, sales and marketing and manufacturing personnel. These employees may voluntarily terminate their employment with us at any time.  The search for a replacement for any of our key personnel could be time consuming, and could distract our management team from the day-to-day operations of our business.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

We cannot assure you that the protection offered by our U.S. patents will be sufficient or that any of our pending U.S. or foreign patent applications will result in the issuance of patents. In addition, competitors in the United States and other countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent or interfere with our ability to make and sell our products in the United States or abroad. We have 24 issued and 28 pending U.S. patents. We have filed many of these patents internationally.  We have a total of 43 issued and 75 patents pending worldwide. Unauthorized parties may attempt to design around our patents, copy or otherwise obtain and use our products. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our proprietary rights could harm our competitive position and therefore cause our revenues and operating results to decline.

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

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We have licensed software for use in our products from Qualcomm, Inc., Lucent Technologies, TCSI Inc., Trillium Digital Systems Inc., Hughes Software Systems, Component Plus and Wind River Associates. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could seriously harm our competitive position, revenues and growth prospects.

There are a number of general GSM and CDMA patents held by different companies, which may impact our GSM and CDMA technology. If any of our products infringe on any of these patents and we are unable to negotiate license agreements, then we may be required to redesign a portion of our product line.

Control by our existing shareholders could discourage the potential acquisition of our business.

As of March 31, 2003, our executive officers, directors and 5% or greater shareholders and their affiliates owned approximately 1.4 million shares (after reverse stock split effective April 30, 2003) or approximately 31.7% of our outstanding common shares. Acting together, these shareholders may be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

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

Except for our U.S. subsidiaries, we do not consider ourselves to be engaged in a trade or business in the United States. Our U.S. subsidiaries are subject to U.S. taxation on their worldwide income, and dividends from our United States subsidiaries are subject to U.S. withholding tax. We and our non-U.S. subsidiaries would, however, be subject to United States federal income tax on income related to the conduct of a trade or business in the U.S. If we were determined to be subject to U.S. taxation, our financial results would be significantly harmed. We cannot assure you that the Internal Revenue Service will not contend that our Bermuda-based operations are engaged in a U.S. trade or business and, therefore, are subject to U.S. income taxation. See “Taxation” in our Form 10-K for the period ending June 30, 2002 for more information on the tax consequences of operating outside the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

We are exposed to market risk of foreign currencies related to our international operations. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. However, expenses related to our international operations are denominated in each country’s local currency in which our operations are located and therefore are subject to foreign currency exchange risk. Through March 31, 2003, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision of the Chairman of our Executive Committee, who serves as interWAVE’s interim principal executive officer, and our chief financial officer, of the effectiveness of the design and operation of interWAVE’s disclosure controls and procedures.  Based on this evaluation, the interim principal executive officer and the chief financial officer concluded that the disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, subsequent to the date of this evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 21, 2001, a securities class action, Middleton v. interWAVE Communications International, Ltd., et. al., Case No. 01 CV 10598, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the interWAVE’s initial public offering (IPO), interWAVE, and various of the interWAVE’s officers and directors.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of the interWAVE’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased interWAVE’s stock during the period from January 28, 2000 through  December 6, 2000.  Similar complaints have been filed regarding more than 300 other IPOs.  These cases have been coordinated as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92.  On October 8, 2002, the Court dismissed all of the individual defendants in the interWAVE IPO litigation, without prejudice, subject to a tolling agreement.   Issuer and underwriter defendants in the coordinated litigation filed omnibus motions to dismiss on common pleading issues.  On February 19, 2003, the Court denied the motion to dismiss interWAVE’s claims.  interWAVE believes it has meritorious defenses to the claims and will continue to defend the action vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities.

None.

(b) Use of Proceeds

On January 28, 2000, a registration statement on Form F-1 (No. 333-92967) was declared effective by the SEC, pursuant to which 977,500 shares of our common shares were offered and sold for our account at a price of $130.00 per share, generating gross proceeds of approximately $127.1 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On January 24, 2003, we held our special general meeting of shareholders.

(b) The Board recommended the approval of a share consolidation, also known as a reverse stock split, of the Company’s issued and outstanding common shares at a ratio within the range from 1-for-5 to 1-for-15, and the authorization of the Board of Directors to set the exact ratio within such range, and to determine the effective date of the share consolidation, or to determine not to proceed with the share consolidation.  The Board also recommended the approval to amend the Company’s Bye-Laws to reflect the share consolidation.

(c) The matters voted on at the meeting were the approval of a share consolidation and the amendment of the Company Bye-Laws.  The votes cast were:

	Votes for	Against or Withheld	Abstentions/Broker Non-votes
Share consolidation	5,344,379	78,746	7,842
Amend Company Bye-Laws	5,348,686	74,209	8,072

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2(1)	Amended and Restated Bye-Laws of the Registrant

3.3(1)	Memorandum of Association

99.1	Certification of Interim Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)         Incorporated by reference to the same number exhibits filed with Registrant’s Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: May 15, 2003	INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.

	By:	/s/ WILLIAM E. GIBSON
William E. Gibson
Chairman of Executive Committee
(Interim Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William E. Gibson, certify that:

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

Date: May 15, 2003	/s/ WILLIAM E. GIBSON
William E. Gibson
Chairman of Executive Committee (Interim Principal Executive Officer)

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

Date: May 15, 2003	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Chief Financial Officer
(Principal Financial and Accounting Officer)

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2(1)	Amended and Restated Bye-Laws of the Registrant

3.3(1)	Memorandum of Association

99.1	Certification of Interim Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference to the same number exhibits filed with Registrant’s Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.