Form 10-Q/A
period 2003-03-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2003-09-05
CIK 1095478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PORTIONS AMENDED

                The Registrant hereby files this Form 10-Q/A to amend the disclosure contained in the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2003 related to (1) the classification of amounts between loss (gain) on asset sale, net, and other income (expense), net, and the respective percentages and discussions under Results of Operations; (2) classification of amounts in changes in assets and liabilities to the Condensed Consolidated Statements of Cash Flows; and (3) pro forma stock-based employee compensation as stated in Note 3 to Condensed Consolidated Financial Statements (Unaudited), and to include the Certifications of Principal Executive Officer and Principal Financial Officer requested to be included herein and in Exhibits 99.1 and 99.2 hereto. No other changes were made to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2003; however, this Form 10Q/A is being filed in its entirety for clarity and completeness.

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

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net revenues	$6,580	$14,731	$21,485	$35,707
Cost of revenues	4,821	8,850	16,940	23,047
Gross profit	1,759	5,881	4,545	12,660
Operating expenses:
Research and development	3,253	4,271	10,948	15,297
Selling, general and administrative	3,933	5,686	15,150	21,721
Amortization of deferred stock compensation*	79	284	194	(225)
Amortization of intangible assets	108	1,470	660	4,615
Gain on asset sale, net	(332)	—	(227)	—
Restructuring charges	79	(3,911)	715	(3,072)
Total costs and expenses	7,120	7,800	27,440	38,336
Operating loss	(5,361)	(1,919)	(22,895)	(25,676)
Interest income	22	120	149	1,155
Interest expense	(66)	(65)	(67)	(224)
Other income, net	85	(12)	59	(268)
Net loss before income taxes	(5,320)	(1,876)	(22,754)	(25,013)
Income tax expense	139	101	356	339
Net loss	$(5,459)	$(1,977)	$(23,110)	$(25,352)
Basic and diluted loss per share — Note 1	$(0.81)	$(0.35)	$(3.59)	$(4.54)
Weighted average common shares used in computing loss per share — Note 1	6,733	5,599	6,429	5,581
*Amortization of deferred stock compensation:
Cost of revenues	$6	$21	$39	$73
Research and development	47	168	177	471
Selling, general and administrative	26	95	(22)	(769)
Total	$79	$284	$194	$(225)

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2003	2002
	(unaudited)
Net loss	$(23,110)	$(25,352)
Depreciation and amortization	3,969	8,877
Amortization of deferred stock compensation	194	(225)
Compensation expense related to acquisition	786	—
Warrants Issued	320	—
Gain on asset sale, net	(227)	—
Changes in assets and liabilities:
Restricted cash	1,427	(190)
Trade receivables	5,702	2,250
Inventories	3,972	5,251
Accounts payable	(2,865)	(8,259)
Accrued expenses	(1,976)	(10,776)
Advance license payment	400	—
Other	(441)	1,454
Net cash used in operating activities	(11,849)	(26,970)
Cash flows from investing activities:
Sale of short-term investments	2,849	11,984
Purchases of property and equipment	(767)	(1,394)
Investment in licensed technologies and other	—	(556)
Net cash provided by investing activities	2,082	10,034
Cash flows from financing activities:
Principal payments from notes receivable	82	846
Principal payments on notes payable and capital leases	—	(323)
Proceeds from exercise of options and warrants	—	172
Proceeds from employee stock purchase plan	—	148
Proceeds from issuance of common shares	3,000	—
Net cash provided by financing activities	3,082	843
Effect of exchange rate changes on cash and cash equivalents	—	122
Net decrease in cash and cash equivalents	(6,685)	(15,971)
Cash and cash equivalents at beginning of period	11,403	25,974
Cash and cash equivalents at end of the period	$4,718	$10,003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2	$223
Cash paid during the period for income taxes	$216	$227
Non-cash investing and financing activities:
Common shares issued for acquisitions	$6,337	$—

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted SFAS No. 146 on January 1, 2003.  The effect of adopting this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The Company adopted FIN No. 45 on January 1, 2003.  The effect of adopting this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the impact of adopting this Issue on its consolidated financial position and results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

3.      STOCK BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method.  The following table illustrates the effect on net loss and net loss per share the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss as reported	$(5,459)	$(1,977)	$(23,110)	$(25,352)
Add: Stock-based employee compensation expense included in the reported loss, net of related tax effects	79	284	194	(225)
Deduct: Stock-based employee compensation expense using the fair value based method, net of related tax effects	(249)	(1,209)	(1,378)	(3,440)
Pro foma net loss	$(5,629)	$(2,902)	$(24,294)	$(29,017)

Net loss per share as reported - basic and diluted	$(0.81)	$(0.35)	$(3.59)	$(4.54)

Net loss per share pro forma - basic and diluted	$(0.84)	$(0.52)	$(3.78)	$(5.20)

Weighted average common shares used in computing net loss per share	6,733	5,599	6,429	5,581

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
$7,312

The value of the contingent consideration of $1.1 million and $0.5 million are being recognized ratably as stock compensation expense over the next 12 and 18 months, respectively.  For the three and nine months ended March 31, 2003, $0.3 million and $0.8 million related to this contingent consideration was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations.  Purchased technology is amortized over the estimated useful life of 4 years.

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

16    ASSET SALE

In March 2003, Young Design, Inc., a leading manufacturer of broadband solutions for wireless inernet service providers (WISP), common carriers and mobile carriers, purchased substantially all of the remaining assets and obtained an nonexclusive license for all of the technology related to the Link CX product line.  Accordingly, the Company has recorded a gain on sale of assets in the amount of $0.3 million.

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
$7,312

The value of the contingent consideration of $1.1 million and $0.5 million are being recognized ratably as stock compensation expense over the next 12 and 18 months, respectively.  For the three and nine months ended March 31, 2003, $0.3 million and $0.8 million related to this contingent consideration was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations.  Purchased technology is amortized over the estimated useful life of 4 years.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.3	60.1	78.8	64.5
Gross margin	26.7	39.9	21.2	35.5
Operating expenses:
Research and development	49.4	29.0	51.0	42.8
Selling, general and administrative	59.8	38.6	70.5	60.9
Amortization of deferred stock compensation	1.2	1.9	0.9	0.6
Amortization of intangible assets	1.6	10.0	3.1	12.9
Gain on asset sale, net	(5.0)	—	(1.1)	—
Restructuring charges (credits)	1.2	(26.6)	3.3	(8.6)
Operating loss	(81.5)	(13.0)	(106.5)	(71.9)
Interest income (expense), net	(0.7)	0.4	0.4	2.5
Other income (expense), net	1.3	(0.1)	0.2	(0.7)
Income taxes	(2.1)	(0.7)	(1.7)	(0.9)
Net loss	(83.0)%	(13.4)%	(107.6)%	(71.0)%

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

OTHER INCOME

Other income increased $97 thousand or 808%, to $85 thousand in other income in the third quarter of fiscal 2003 from $12 thousand in other expense in the same period of fiscal 2002.  The change is primarily due fluctuations in foreign exchange gains and losses recognized on fixed assets retirement.

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

OTHER INCOME

Other expense increased $0.3 million or 122% to $59 thousand in the first nine months of fiscal 2003 from $(0.3) million in the same period of fiscal 2002.  The change is primarily due to fluctuations in foreign exchange gains and losses recognized on fixed assets retirement.

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

Operating Activities.  Net cash used in operating activities for the first nine months of fiscal 2003 was primarily attributable to net loss from operations, decreases in accounts payable and accrued liabilities, offset by non-cash depreciation and amortization, as well as decreases in inventory and trade receivables. For the first nine months of fiscal 2002, net cash used in operating activities was primarily attributable to net loss from operations, decreases in accounts payable and accrued expenses offset by non-cash depreciation and amortization as well as decreases in trade receivables and inventory.

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

Date: September 5, 2003	INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.

	By:	/s/ WILLIAM E. GIBSON
William E. Gibson
Chairman of Executive Committee
(Interim Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William E. Gibson, certify that:

1.    I have reviewed this Form 10-Q/A of interWAVE Communications International, Ltd.;

2.    Based on my knowledge, this Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-Q/A;

3.    Based on my knowledge, the financial statements, and other financial information included in this Form 10-Q/A, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of , and for , the periods presented in this Form 10-Q/A;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-Q/A is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-Q/A (the “Evaluation Date”); and

(c)   presented in this Form 10-Q/A our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this Form 10-Q/A whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 5, 2003	/s/ WILLIAM E. GIBSON
William E. Gibson
Chairman of Executive Committee (Interim Principal Executive Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cal R. Hoagland, certify that:

1.    I have reviewed this Form 10-Q/A of interWAVE Communications International, Ltd.;

2.    Based on my knowledge, this Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-Q/A;

3.    Based on my knowledge, the financial statements, and other financial information included in this Form 10-Q/A, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of , and for , the periods presented in this Form 10-Q/A;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-Q/A is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-Q/A (the “Evaluation Date”); and

(c)   presented in this Form 10-Q/A our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this Form 10-Q/A whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 5, 2003	/s/ CAL R. HOAGLAND
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