Form 10-K
period 2003-06-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2003-09-29
CIK 1095478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-1095478

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)		98-0155633 (I.R.S. Employer identification No.)
Clarendon House, 2 Church Street P.O. Box HM 1022 Hamilton HM DX, Bermuda (Address of principal executive offices)	Not Applicable (Zip code)	441-295-5950 (Telephone Number)
Title of each class Common Shares, par value $0.01 per share	Name of each exchange on which registered NASDAQ

Securities registered pursuant to Section 12(g)of the Act:
Common Shares, par value $0.01 per share
(Title of class)

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

        Aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant, based upon the closing price of $2.10 (as adjusted for stock splits) on December 31, 2002 on the NASDAQ was $10.0 million. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, and person's holding 5% or more of Registrant's Common Shares are affiliates. Number of common outstanding shares of the Registrant on September 3, 2003: 6,857,677.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's proxy statement for its Annual Meeting of Shareholders to be held on December 5, 2003, are incorporated by reference in Part III of this report.

2003 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

        We make many statements in this report, such as statements regarding our plans, objectives, expectations and intentions and others that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of the future tense or words such as "believe," "anticipate," "intend," "may," "expect," "estimate," "will," "continue," "plan" and similar expressions. These forward-looking statements may involve risks and uncertainties. You should read statements that contain these words carefully, because they discuss our expectations about our future performance, contain projections of our future operating results and our future financial condition, or state other "forward-looking" information. There may be events in the future, however, that we are not able to predict or over which we have no control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Risk Factors" and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

Overview

        interWAVE Communications International, Ltd. is a global provider of scaleable wireless infrastructure networks that offer a cost effective solution to extend coverage and connectivity to hard-to-reach areas. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems support wireless voice and data transmission for both mobile and fixed applications.

        We offer a complete line of compact GSM systems. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. Our networks may be deployed in communities with a few thousand subscribers and may be scaled to grow to more than a hundred thousand subscribers. Our products provide wireless network operators a simple, easy to support and maintain network that is software configurable to various network architectures. We have designed our systems to serve the following applications:

  •
  Community Networks. Our systems enable wireless service providers to add capacity and coverage in remote or rural areas and to provide telephone service in previously under-served communities.

  •
  Specialized Networks. Our compact systems allow innovative applications, which were previously impossible, such as emergency and military applications as well as applications on cruise ships, containerized networks or network on wheels for rapid deployments.

  •
  Private or Enterprise Networks. Our systems allow wireless users in organizations such as large corporations, government entities, convention centers, technology parks and universities to maintain connection with the organization's private telephone network whether the users are in their offices, out of their offices or moving between locations.

        In fiscal 2003, interWAVE continued to enhance its high capacity switch product line to include additional functionality and value added services and interWAVE successfully deployed this high capacity switch with a number of African network operators. In addition, in fiscal 2003, interWAVE deployed its new high capacity UltraWAVE BTS product with two network operators, including its deployment of a GSM 850 product in North America and a GSM 900 product in the Pacific Islands. Further, interWAVE's product line was enhanced in fiscal 2003 to provide data services with general packet radio service, or GPRS, and interWAVE broadened its product and technology base with the addition of a CDMA2000 based product line and technology with the acquisition of substantially all of the assets of GBase Communications in September 2002.

        We market and sell our solutions around the world through our direct sales force and other sales representatives utilizing a multi-tiered sales strategy which includes selling to wireless service providers, communications equipment providers and systems integrators, including value added resellers, or VARS, that integrate our systems with the products of other companies. Since 1997 we have sold over 3,000 units of equipment based on the Global Standard for Mobile Communications, or GSM, which have been deployed in over 100 networks in more than 35 countries. We have a strategic relationship with Hutchison Whampoa and its subsidiary Hutchison Telecommunications International, Ltd., or Hutchison, one of the leading global GSM cellular network operators. As of June 30, 2003, Hutchison affiliates owned approximately 3.84% of our fully diluted shares. Hutchison affiliates have deployed our products in networks in Hong Kong, Sri Lanka, and Paraguay. We also have a strategic relationship with Eastern Communications Co., Ltd. in the People's Republic of China. Eastcom is a leading provider of both GSM and Code Division Multiple Access, or CDMA, equipment in China and owned approximately 8.88% of our fully diluted shares as of June 30, 2003.

Standards for Wireless Mobile Communications

        GSM is the most widely accepted digital wireless standard worldwide, followed by the CDMA standard, the time division multiple access standard, or TDMA, and analog standards. We believe that digital standards will attract even more users in the future, as functions such as high-speed data communications become available. The GSM standard allows users to send and receive text messages and allows users to roam across international boundaries without an interruption in service. interWAVE's network products operate on the GSM standard.

        In November 1999, the GSM Association and the Universal Wireless Communications Consortium, the governing bodies of the GSM and TDMA standards, respectively, announced an agreement to jointly develop standards that enable GSM and TDMA systems to operate together. UMTS, the follow on standard for GSM and GPRS, is the 3G standard for licenses issued in Europe. CDMA2000 has been adopted by network operators in the United States, Korea, Japan and China. In addition, certain Latin American and Eastern European wireless operators have indicated that they intend to adopt the CDMA2000 standard.

        In September 2002, interWAVE acquired CDMA2000 technology from GBase Communications. As part of the GBase acquisition, interWAVE obtained a license from Qualcomm to use the CDMA2000 technology for enterprise applications. In April 2003, the terms of this existing wireless enterprise licensing agreement was expanded to include a full worldwide CDMA infrastructure license agreement. Under the terms of the expanded agreement, interWAVE can develop, manufacture and sell CDMAOne™ and CDMA2000® 1X/1xEV-DO infrastructure equipment.

Market Opportunities

Community Solutions

        Community networks enable the introduction of wireless service to those areas that wireless providers currently do not serve or to areas that may not have any telephone service. Wireless solutions such as wireless local loop networks offer the most cost-effective way to provide telephone service to areas with no current service. Wireless local loop networks are wireless communications systems that connect users to the public telephone network using radio signals as a substitute for traditional landline connections. These markets offer substantial growth potential due to the relatively low level of rural and remote telephone service penetration and the continued need for low-cost communications services. In addition, wireless solutions provide a high-value proposition in developing countries since these solutions are generally less expensive due to the lack of an established infrastructure in these countries. To succeed in the community networks market, we believe wireless service providers need to employ network systems that minimize initial capital expenditures while providing the flexibility to scale cost-effectively as demand grows. In addition, wireless service providers need to minimize ongoing operating costs, such as the charges associated with routing calls through a central switch.

Home Zone Networks

        The Home Zone is a service provider with wireless connectivity in a town or city without enabling mobility. WAVEXchange™ serves as switching capacity for Home Zones, in which the GSM subscriber has service similar to cordless telephony. The WAVEXchange Home Zones can create an underlay network with local switching. The Home Zone network replicates the switching network architecture of the Public Switched Telephone Network, or PSTN, reducing the operators interconnect charges to the PSTN. We have deployed a Home Zone network for a subsidiary of Hutchison in Sri Lanka and also a nationwide Home Zone network in Paraguay for a subsidiary of Hutchison. Our TurboMAX™ base transceiver station, or BTS, provides high power coverage in Home Zone networks. The Home Zone approach allows operators to build out a nationwide network incrementally, thus minimizing large, up front investments that are required when using traditional network buildout methods. Every Home Zone can be independently expanded and managed to provide full cellular network services.

Specialty Applications

        The compact size of our GSM infrastructure equipment and packaging expertise has enabled several special applications of our equipment including:

  •
  GSM on Wheels. An entire GSM network, or just a GSM base station system, or BSS, is packaged into a small van or truck, allowing an operator to provide primary coverage in the case of natural disasters or temporary, supplemental or primary coverage for events where current coverage is inadequate.

  •
  GSM on a Ship. This GSM network provides roaming coverage on cruise ships and ferries worldwide, allowing passengers to send and receive calls while at sea.

  •
  GSM Lab Systems. These networks are deployed to either test new handset designs or to develop new multi-media applications that run over GPRS.

  •
  Military GSM Networks. These networks can be deployed in any military theatre of operations. The compact size of our equipment allows it to be installed in the back of a "Hummer" or in flyaway boxes that meet the military 85 lbs. two man lift requirements. These systems also support the NSA type 1 encryption algorithm for secure end to end communications.

Primary Objectives of the GSM Wireless Service Provider

        To better serve their existing user base and to gain market share, wireless service providers are focused on the following primary objectives:

Cost-Effective Network Deployment

        The deployment of traditional wireless networks requires significant capital expenditures. A typical wireless network consists of a large centrally located mobile switching center, or MSC, to route voice and data signals to their correct destinations, multiple base station controllers, or BSCs, to aggregate and manage voice and data signals between the switch and the base transceiver station, or BTS, and many base transceiver stations to transmit and receive voice and data signals over radio frequencies. Wireless networks typically are designed to support large user bases, but service providers also need cost-effective ways to address smaller user bases. As service providers face increasing price competition, we believe they will depend on communications equipment providers for cost-effective and technologically advanced infrastructure systems.

Extension of Coverage

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

Improved Quality of Service

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

Value-Added Services

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

Our GSM Solutions

        Our systems offer a number of important advantages to GSM service providers:

Compact, Flexible and Modular

        Our WAVEXpress® products provide a comprehensive set of GSM network capabilities. We believe that we provide the only commercially available system that supports an entire GSM network within a single enclosure approximately the size of a personal computer tower. The patented WAVEXpress® system can serve as a base station, base station controller, switch or any combination of these functions depending on our system's hardware and software configuration. The WAVEXpress® product is modular, using only four hardware modules, which enable the system to be updated and enhanced by simply exchanging specific hardware modules and upgrading software. Our compact and modular system enables wireless service providers to fill in coverage blind spots, to increase capacity in heavy usage areas and to provide service to previously unserved areas.

Cost-Effective Network Deployment and Operation

        Our compact, flexible systems enable us to be a price leader, reducing both initial and incremental capital expenditures for network deployment by wireless service providers. The flexible nature of our products enable wireless service providers to rapidly add capacity to their networks. In addition, because there are only four main WAVEXpress® hardware modules, maintenance and training costs are minimized, and the amount of capital necessary to maintain spare parts in inventory is limited. Furthermore, we have a patented switching technology that allows the network to determine whether a call should be directed to its destination by the local network or by a central office. This proprietary switching capability allows a wireless service provider to reduce its dependence on central office switching equipment and increase network efficiency, resulting in lower operating costs. It also helps to provide feature transparency between the local network and central office.

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

Rapid Time-to-Market for New, Value-Added Services

        Service providers using our wireless network systems can achieve rapid time-to-market for new services that can be offered to new and existing users. Our flexible design enables the system to be readily upgraded through simple hardware additions and software reconfigurations. These features allow service providers to decrease the implementation time required to offer new services to customers.

        Our WAVEView™ products also allow for the control of all functions and components of the network through a single management system. These products enable service providers to customize and expand service offerings to users without deploying additional systems that require incremental training and testing. Our systems provide scalable and low-cost alternatives to expensive digital communications infrastructure equipment.

Network Compatibility

        Our wireless systems support industry standard protocols that allow voice and data to be transported at carrier-quality standards. Our systems address a broad range of applications in different markets. Our products are split into two distinct product lines:

  •
  GSM infrastructure. The WAVEXpress® product suite delivers a comprehensive set of wireless network capabilities, which are based on the GSM standard.

  •
  CDMA infrastructure. The WAVE20000® product line provides 3G voice and data service based on the CDMA 1XRTT and IOS4.1 standards.

Our GSM Products

        The switching products are delivered on the WAVEXpress® platform and the WAVETransit™ platform. Both platforms support the same base transceiver station, or BTS, products and are fully interoperable.

WAVEXpress®

        Our core WAVEXpress® product can house any combination of switches, base station controllers and base stations in a single compact enclosure. The WAVEXpress® system is approximately the size of a personal computer tower and weighs less than 50 pounds. Our WAVEXpress product line represented 58%, 65% and 69% of our net revenues for fiscal years ending June 30, 2003, 2002 and 2001, respectively.

        WAVEXchange™.    The WAVEXchange™ is a family of switches. The WAVEXchange-I is based on the WAVEXpress platform and supports up to 8,000 subscribers. WAVEXchange-II is capable of supporting up to 200,000 subscribers, and is based on the WAVETransit hardware platform. The WAVEXchange software, implemented on either platform, provides the wireless switch functionality that routes and bills calls, directs data packets, acts as a signaling gateway, and is designed to allow the network to process calls regionally, thereby reducing operating costs. The small size and configurability of the WAVEXchange™-I enables wireless service providers to deploy value-added services rapidly in a small town or village. The WAVEXchange™-I and II both can be integrated with existing public telephone networks and connected to other mobile switching centers over standard SS7 signaling links via the mobile application protocol, thus supporting international roaming, hand-overs and billing. The patented WAVEXchange™ is the only GSM switch on the market that can act either as a base station controller extension of a central switch or as a local switch, on a call-by-call basis. The recent addition of GPRS in the latest release of our switch software allows the WAVEXchange switches to act as a mobile media gateway supplemented by our new GSM product that directs traffic on to the Internet.

        WAVEXpress/BSC.    The WAVEXpress/BSC is a compact base station controller that aggregates and manages the communications between the WAVEXpress/BTS and the mobile switching center or a local WAVEXchange switch. The wall-mountable WAVEXpress/BSC is one of the smallest GSM base station controllers on the market, and connects to any mobile switching center supporting the GSM standard. The WAVEXpress BSC supports the full rate and enhanced full rate voice transcoders and the four GPRS data coding schemes. The WAVEXpress BSC can be reconfigured into the WAVEXchange switching platform or the WAVEXpress BTS platform.

        WAVEXpress/BTS.    The WAVEXpress/BTS is a base transceiver station that accommodates up to three radios providing up to 22 simultaneous voice communication channels, and up to 4 GPRS Packet Data Channels. Versions of the WAVEXpress/BTS are available in all GSM frequency bands: 900 Mhz and 1800 Mhz for Europe and Asia and 1900 Mhz for the Americas.

        UltraWAVE/BSC.    The UltraWAVE/BSC provides the same functionality as the WAVEXpress BSC except that it is in an extended back plane configuration, doubling the number of slots of the WAVEXpress platform. The TRX capacity has been increased to 84 radios in the initial release, with further capacity increases planned by the end of 2003.

        UltraWAVE/BTS.    The UltraWAVE/BTS currently supports 6 radios. We intend to develop a 12 radio UltraWAVE BTS by the end of December 2003.

        WAVEXpress/BS Plus™.    The WAVEXpress/BS Plus™ combines the functions of a base station controller and base transceiver station in a single product. A WAVEXpress/BS Plus can support up to three external WAVEXpress/BTS base stations to serve up to 2,400 users.

        WAVEXpress/TurboMAX™.    The WAVEXpress/TurboMAX™ is a high power, 25-watt, macro network product for the community market. TurboMAX offers wireless community network service providers a cost-effective, easy-to-install macro network solution with interWAVE's current WAVEXpress footprint. Designed as an integral part of interWAVE's suite of wireless network products, TurboMAX shares a common hardware platform with increased power and receives sensitivity that seamlessly interoperates with all other major wireless networks. TurboMAX uses a 40-watt power amplifier per transceiver with unique, patented thermal technology developed initially for military applications.

        Network In A Box.    The Network In A Box, or NIB, offers the ability to support a complete GSM network by integrating the WAVEXchange switch, base station controller, or BSC, and base transceiver station, or BTS, in a single WAVEXpress unit. The NIB is designed for rapid deployment and provides easy network expansion as usage and coverage requirements increase. The NIB can be configured as a stand-alone GSM network or it can integrated with the public telephone networks or other GSM networks to provide GSM roaming services. We have a patented switching technology that allows a single NIB to act as a local switch with connections to the public telephone network and as an extension to a public wireless network on a call-by-call basis. In remote and rural communities, the NIB enables rapid deployment of GSM capabilities. Since a high percentage of calls stay within the local network, transmission costs associated with dependence on a central switch are minimized. Coverage and capacity can be increased quickly and easily by adding WAVEXpress/BTS and WAVEXpress/BSC units to the network. The NIB can also serve as a cost-efficient GSM starter network allowing wireless service providers to match their infrastructure expenditures to usage growth.

        WAVEGSN.    The WAVEGSN was developed as part of the GPRS product development. The WAVEGSN can be deployed in three configurations: SGSN standalone, GGSN standalone or SGSN and GGSN combined. The primary function of the Serving GPRS Service Node, or SGSN, is to handle mobility management for the attached GPRS mobile terminals. It also manages the interactions with the GSM circuit-switched network elements, or HLR/VLR, and the Short Messaging infrastructure. The Gateway GPRS Support Node, or GGSN, is primarily a router. In the packet data network, it is the entity that routes packets to a GPRS mobile terminal. For packets sent by the mobile terminal, the GGSN is the "point of entry" into the packet data network.

        WAVETransit™.    The WAVETransit™ is a high capacity circuit switched transport based switch platform with standard SS7 ISDN and R2 signaling interfaces. It is designed to provide a complete solution for interconnectivity between GSM mobile and landline networks. The WAVEtransit Network performs trunk routing, number translations dialed number grooming, multi-protocol switching, and network announcements.

        WAVEXchange II.    The WAVEXchange II, or WXC II System is a High Capacity HLR/VLR/MSC platform, which supports up to 100,000 subscribers. The WXC II consists of up to 256 E1 interfaces and a number real time operating system servers which provide the MSC, VLR, HLR, AuC, EIR, SMS, Pre-Paid and OMC functionality. The WXC II comes equipped with a Voice Prompt System, or VPS, and built in Echo cancellation. The WXC II complies with all relevant GSM mobile standards, the ETSI SS7, MAP, ISUP and CAMEL Phase II standards, which permits interoperability with the current WAVEXChange platform and other vendor's MSC, HLR, SMS and SCF products. The WXC II System provides a standard and cost effective platform for GSM macro network deployments and Wireless Local Loop, or WLL, services.

        WAVEView™.    The WAVEView™ is an operations and management control, or OMC, system for wireless service network components. Our system architecture simplifies the process of deploying new network components, allowing the user to manage all aspects of BSS and NSS wireless infrastructure. The WAVEView also allows wireless service providers to monitor network faults in real-time and includes a comprehensive help function that guides users through management tasks.

CDMA Infrastructure

        The CDMA infrastructure is based on a common set of processor, modem and RF cards. These cards can be deployed as a low power pico system or as a macro BTS with the aid of a single channel PA per Frequency Assignment. These CDMA products support an all IP back haul infrastructure resulting in significant cost savings to the network operator.

        WAVE2000 Pico BS Plus.    InterWAVE's WAVE2000 Pico BS Plus is a standards compliant, cost effective, highly distributed CDMA2000 radio network based on IP connectivity. This flexible indoor platform utilizes existing Private Branch Exchange, or PBX, Public Switch Telephone Network, or PSTN, and Voice Over Internet Protocol, or VoIP, infrastructure to provide wireless communication within public and private networks. The WAVE2000 Pico BS Plus is ideal for building in-fill environments, and wireless office applications. Its compact form makes it suitable for pole or wall mounting.

        WAVE2000 BS Plus.    interWAVE's WAVE2000 BS Plus is a standard compliant, cost-effective, distributed CDMA2000 radio network based on IP connectivity. This compact flexible CDMA2000 radio network is ideal for providing voice and data services in large public or private areas (e.g., public communities and large campuses).

        WAVE2000 PDSN.    interWAVE's WAVE2000 Packet Data Service Node, or PDSN, provides a standard-compliant gateway function for CDMA2000 wireless high-rate packet data access to Internet services. The WAVE2000 PDSN integrates all Internet data traffic from one or more WAVE2000 BS Plus units over the radio access network, or RAN. It also acts as a proxy for each wireless subscriber registered within the network. interWAVE's WAVE2000 PDSN is a software package that runs on a standard PC. It is optimized for small to medium capacity networks, and is the most cost-effective solution for this subscriber range. interWAVE's WAVE2000 PDSN supports all relevant CDMA2000 1xRTT standard protocols.

Product Summary

Product Name	Function	Product Features
WAVEXchange™	Wireless switch that routes telephone traffic through the GSM network and can also act as a base station controller.	Small size, low price per user. Design allows users to increase capacity by adding components. Can accommodate up to 8,000 users.
WAVEXpress®/BSC	Base station controller supports from 1 to 16 base transceiver stations.	Supports up to 16 Abis connections and 36 TRXs.
UltraWAVE®/BSC	A high capacity Base Station Controller supporting up to 32 base transceiver stations.	Supports the same number of Abis connections as the WAVEXpress BSC, but the TRX capacity has been increased to 84 TRXs.
WAVEXpress®/BTS	Base transceiver station that supports the radio interface between the mobile telephone and the GSM network.	Accommodates up to three radios and 22 channels.
WAVEXpress®/BSPlus	A product that combines the features of the WAVEXpress/BSC and WAVEXpress/BTS.	Supports up to 3 radios internally, and up to four external WAVEXpress®/BTS base stations.
WAVEXpress®/ TurboMAX	A macro-network product that extends the reach of the WAVEXpress to provide broader geographic coverage.	Increases power output to up to 35 watts per transceiver.
Network In A Box	All-in-one wireless network that includes the GSM switching, base station control and base transceiver station functions in a single enclosure.	Incorporates all of the functionality of the WAVEXchange, WAVEXpress/BSC and WAVEXpress/BTS in a single enclosure. Supports up to 2 radios and 1000 users.

WAVEGSN	A low cost Combined Gateway GPRS Support Node (GGSN) and Serving GPRS Support Node (SGSN) providing packet data service to GSM subscribers.	All in one GPRS Support node supporting up to 5000 attached users. Can be split in to separate GGSN and SGSN for higher capacities.
WAVETransit™	A high capacity switch that provides for the interconnection of multiple WAVEXchange systems and the PSTN.	Supports up to 256 E1 with a variety of PSTN interconnect protocols.
WAVEXchange II	A high capacity mobile switch that switches traffic between the BSS network and the PSTN.
Supports up to 256 E1 ports and 100,000 mobile subscribers. The WAVEXchange II also supports the HLR, VLR, AuC, and EIR databases required to provide mobility and security functionality in a GSM network.
WAVEView™	Management system that manages multiple base transceiver stations, base station controllers and switches.	Operates on a standard UNIX System with multiple system Administrators. UNIX is an operating system used for technical applications worldwide. Supports remote connection and dial-in access.
WAVE2000 Pico BS+	A combined CDMA BSC and BTS product which provides the RF interface to the Mobile Station and a IP interface to the MSC via a media gateway.	A small low power BSS supporting up to 2 FA using the 1XRTT CDMA standard. The interface to the MSC is over IP and conforms to the IOS 4.1 interoperability standard.
WAVE2000 BS Plus	A combined CDMA BSC and BTS product which provides the RF interface to the Mobile Station and a IP interface to the MSC via a media gateway.
A Macro high power BSS supporting up to 3 FA in omni or sectorized configurations and a total of 96 channels. The interface to the MSC conforms to the IOS 4.1 standard and is transported over IP. The maximum data rate is 153Kbit/s.
WAVE2000 PDSN	The Packet Data Support Node acts as the interface between the Radio Access Network and the Internet. It also provides the proxy functionality for all subscribers registered within the network.	Can support up to 5000 subscribers at 144Kbit/s per subscriber. Supports PAP, CHAP security along with Radius authentication.

Applications of Our GSM Network Systems

        Our network systems allow wireless service providers to expand capacity and coverage on a permanent or emergency basis, to operate wireless office networks and to provide service to remote and rural areas. The following case studies show how our network solutions have been implemented to create value for wireless service providers:

Community Networks

Fill-in Capacity Coverage
Problem:	Need to provide wireless service in the subways in Beijing, China.
interWAVE Solution:	WAVEXpress®/BTS, WAVEXpress®/TurboWAVE™, WAVEXpress®/BSC, WAVEView™ OMC.
Value Proposition:	• increase existing customer usage; • improve network coverage; • improve network quality; and • small size and ease of installation.
Rural and Remote Services
Problem:	Wireless service provider wants to establish cost-effective communications service to rural regions in the Democratic Republic of Congo.
interWAVE Solution:	WAVEXpress®/TurboMAX™, WAVEXpress®/BSC, WAVEXchange™, WAVEView OMC™.
Value Proposition:
• provide basic telephone services in the Democratic Republic of Congo;
• minimize initial capital investment;
• allow service provider to add capacity in a cost-effective manner as user base grows; and
• switch calls at local network level to reduce transmission cost.
Mobile, Temporary Capacity Expansion
Problem:	Wireless service provider wants to deliver service to natural disaster area to aid relief efforts or to temporarily increase capacity in a location for a sports event.
interWAVE Solution:	Network In A Box, WAVEXpress® BTS, WAVEView™ OMC.
Value Proposition:	• enhance humanitarian relief efforts; • increase customer usage; and • generate additional roaming revenue.

Customers

        We have developed relationships with communications equipment providers, systems integrators and wireless service providers. The following table identifies our customers, the applications of our products and the intended end users of communications networks employing our products. For the fiscal year ended June 30, 2003, approximately 9% of our revenue was derived from sales to Eastcom.

The selected customers listed below each represented less than 10% of our revenues for the fiscal year ended June 30, 2003.

Customer	Application	End Users
Systems Integrators:
Young Design, Inc.	• Point to point	• Broadband users
Telos Engineering	• Wireless office networks	• Large organizations
Wireless Service Providers:
Widespread Trading	• Urban and rural community networks	• Wireless users in Nigeria
Bell Benin	• Urban and rural community networks	• Wireless users in Benin
Vodacom	• Urban and rural community networks	• Wireless users in the Democratic Republic of Congo

Sales and Marketing

        We market and sell our solutions around the world through our direct sales force and other sales representatives utilizing a multi-tiered sales strategy which includes selling to wireless service providers, communications equipment providers, and systems integrators that integrate our systems with the products of other companies.

Our GSM systems currently are deployed in:

  Australia, Benin, Central African Republic, China, Coco Islands, Guantanamo Bay, Cuba (U.S. Naval Base), Democratic Republic of Congo, France, Greece, Guam, Kenya, Kosovo, Mauritania, Micronesia, Paraguay, Phillipines, Somalia, Sri Lanka, Turkey, United Arab Emirates, United Kingdom, United States, Iraq, Solomon Islands, Tonga and Bahrain.

Trial systems currently are deployed in:

  Japan, Russia, France, Indonesia, Senegal, South Africa, Thailand and the United States.

Our broadband networks currently are deployed in:

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

        We have ceased marketing and selling our broadband product line. Our broadband product line represented 0%, 18% and 8% of our net revenues for fiscal years ending June 30, 2003, 2002 and 2001, respectively.

        Information regarding segment information and geographic information for the last three fiscal years is provided in the consolidated financial statements for the fiscal years ended June 30, 2003, 2002 and 2001. See "Notes to Consolidated Financial Statements, Note 18—Segment Information." Risks associated with our foreign operations are discussed more fully in the "Risk Factors" section.

Communications Equipment Providers

        Eastern Communications Co., Ltd.    Eastcom, a publicly listed company on the Shanghai Stock Exchange, is one of the leading providers of telecommunications equipment for cellular networks and handsets throughout China. In March 2002, interWAVE entered into an OEM Agreement with Eastcom for BSS extension equipment. As of June 30, 2003, Eastcom owned approximately 8.88% of our fully diluted shares.

        Telos Technology, Inc.    Telos is a Canadian switch developer and integrator supplying rural networks within the United States and internationally. We have partnered with Telos in the deployment of GSM and CDMA networks worldwide.

Direct Sales

        We established a direct sales presence in Paris, France in mid-1996. We established a five-year cooperation agreement with Telstra, headquartered in Australia. Through wireless service providers, such as CFL, Bell Benin and Vodacom, we have deployed our network solutions in Nigeria, Benin, Congo, Kenya, Somalia, Sri Lanka and Paraguay.

        In fiscal 2003, sales to Widespread Trading, Bell Benin and Vodacom comprised 7%, 7% and 5% of our revenues, respectively.

        Hutchison Telecommunications Group.    We began deploying our products in Hong Kong with Hutchison Telecommunications Group in 1997. In December 1999, we executed a contract with an affiliate of Hutchison to deploy our products in Sri Lanka. In June 2001, we executed a contract with Comunicaciones Personales, S.A., an affiliate of Hutchison Telecommunications Group, to deploy a nationwide GSM network in Paraguay. In addition, Holodeck Limited, an affiliate of Hutchison and a wholly-owned subsidiary of Hutchison Whampoa, owns 0.3 million shares, or 3.84%, of our outstanding shares as of June 30, 2003.

Customer Support

        We complement our products with a worldwide service organization that provides product support, network and radio system design, turnkey installation, maintenance and field engineering. Our support organization provides pre-sales, installation and post-sales support to wireless service providers who have purchased systems directly from us. Our distributors are typically responsible for installation, maintenance and support services to their customers. We offer 24-hour telephone support 7 days a week to both service providers who have purchased systems directly from our distributors and us. We offer an ongoing maintenance program for our products, consisting of product enhancements, product updates and technical support. System operators may renew maintenance and support on an annual basis by paying a maintenance fee. We also provide extensive support to communication equipment providers and systems integrators through product training, 24-hour help-desk support and emergency problem resolution. In addition, we work closely with our customers' first-line support organizations to ensure that they have the necessary skills and specific product knowledge to assist their customers with installation, management and other network support requirements.

Engineering

        Our engineering development team resides in three locations. Our main engineering organization is in Mountain View, California, where hardware, firmware, and the core radio software and systems engineering are performed. In fiscal 2003, we reduced our engineering group in California and moved some of our switch software development to Shenzhen, China, where one-third of our engineering headcount is located. The management system software group and the documentation group is located in Tralee, Ireland. Our Colorado Springs facility was closed in July 2002.

        In fiscal 2003, the major products that were being developed or delivered were:

  •
  GPRS for the GSM product line;

  •
  High capacity WAVEXchange switch supporting over 100,000 subscribers;

  •
  Supplementary network service software supporting Intelligent Network Pre-paid system, SMS and authentication center;

  •
  UltraWAVE product line supporting initially 6 radios, and can be upgraded to support 12 radios sectorized as four by four by four;

  •
  UltraWAVE BSC: doubling capacity of BSC products;

  •
  850 MHz radios for North America and Latin America GSM markets;

  •
  New cost reduced radios to be delivered fourth quarter calendar year 2003, that support high performance GPRS for 900Mhz and 1800Mhz; and

  •
  Continued cost reduction of high power base stations to achieve lower cost through re-engineering of power amplifiers with alternative suppliers.

        We believe interWAVE's success depends on its ability to continue to develop more cost effective products through technology innovation and to introduce new capabilities and features for existing products. Our research development expenses totaled approximately $12.9 million, $19.8 million and $30.5 million for fiscal years 2003, 2002 and 2001, respectively. As of June 30, 2003, engineering development staff consisted of 81 full-time or contracted employees, and we have 195 employees company wide.

Manufacturing

        We rely on Flash Electronics to manufacture our GSM and CDMA product lines. We began using Flash Electronics' contract manufacturing services on a purchase order basis in May 2000 and we entered into a manufacturing agreement in January 2002. Flash Electronics has manufacturing facilities in Fremont, California and in Suzhou, Jiangsu Province, China.

        In May 2003, our manufacturing team was relocated to our 8,300 square foot facility located in our main 34,500 square foot facility in Mountain View, California from our facility in Menlo Park, California. We use this facility for planning, procurement, final assembly, system testing, and quality control. We also occupy a 7,000 square foot facility in San Diego, California, which is used for planning, special configuration and stock management for certain business lines.

        Since we typically have long sales cycles, we rely on a detailed sales forecast to determine our production requirements and to meet the ordering needs of our contract manufacturer. We also utilize this sales forecast to control our inventory levels. Due to the modular architecture of our product line, we are able to reconfigure our products for specific customer purchase orders in a timely manner.

        Our systems include a number of components that come from sole source suppliers such as Lucent, Motorola and Xilinx. Either our contract manufacturer or interWAVE procures these components from distributors or directly from the manufacturers. We communicate with our sole source suppliers frequently in order to insure the continued availability of the components. We anticipate that if a manufacturer decides to discontinue a critical component, it would provide enough time for us and our contract manufacturer to locate alternative components. However, we may be required to redesign our products or take other steps, which could limit the availability of our products.

Backlog

        As of September 26, 2003, our backlog was approximately $21.3 million. As of September 26, 2002, our backlog was approximately $11.5 million. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Any cancellation and/or postponement charges generally vary depending upon the time of cancellation or postponement, and a portion of our backlog may be subject to cancellation or postponement without significant penalty. A substantial portion of our current backlog is scheduled for delivery within the next 12 months. Customers may cancel scheduled deliveries and backlog may therefore not be a meaningful indicator of future financial results.

Competition

        The GSM wireless market is rapidly evolving and highly competitive. We believe that our GSM business is affected by the following competitive factors:

  •
  conformity to industry standards, including the evolution to Enhanced Data rates for GSM Evolution, or EDGE/3G standards;

  •
  support of country specific protocol variations and type approvals of our products by local regulatory authorities;

  •
  completeness and breadth of our product lines;

  •
  implementation of additional product features and enhancements, including improvements in product performance, reliability, size and scalability;

  •
  cost;

  •
  ease of deployment;

  •
  sales and distribution capability; and

  •
  technical support and service.

        We expect that competition in each of our markets will increase in the future. We currently compete against GSM communications equipment providers such as Ericsson, Lucent, Motorola, Nokia and Siemens. Over the last year, we have experienced increased competition from Huawei, a Chinese company selling GSM products and services in the African and Russian markets. Huawei has been gaining market share by selling equipment at prices that are significantly lower than prices for similar products from other manufacturers and by its ability to receive financing from the Chinese government. We also compete with the TDMA and CDMA product offerings from the same communications equipment providers and expect that a number of them will develop competing data communications products and technologies in the near future. We also compete with the CDMA product offerings of Samsung and LG Electronics. In the past, the products of most of the leading GSM communications equipment providers were capable of handling large subscriber bases. Equipment providers are beginning to focus, however, on equipment similar to our products that address smaller subscriber bases. Each of the major GSM communications equipment providers has at least a partial GSM solution that addresses this target market.

        Increased competition in our target market is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business. We have designed and engineered our products to minimize costs, maximize margins and improve competitiveness. However, we cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not seriously minimize our business opportunities and negatively affect our results of operations.

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

        We are also subject to U.S. government export controls. We rely on our customers to inform us when they plan to deliver our products to other countries and we regularly inform our customers of the export controls with which they must comply.

Proprietary Rights

        Our success and ability to compete depends in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws as well as non-disclosure agreements to protect our proprietary technology. We currently hold 24 United States patents and have 28 United States patent applications pending. We have filed many of these patent applications in a number of other countries and we have a total of 43 issued and 75 patents pending worldwide. We cannot be certain that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will be sufficient to prevent the development of competitive products. We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we have entered into confidentiality agreements with our employees and certain customers, vendors and strategic partners. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products, to design around our patents, or to reverse-engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any such claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

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

Trademarks

        The following are trademarks of interWAVE: Business Mobility, Community Mobility, Specialized Mobility, interWAVE, TurboMAX, GateWAVE, WAVEServer, IPNIB, IBSS, WAVEXpress BS Plus, LiteWAVE-3G, Enabling Global Mobility, I View, NextWAVE, WAVEMate, IWAVEXchange, WAVEIP, IPWAVEXchange, and WAVExtend.

        The following are registered trademarks of interWAVE: WAVEXpress®, WAVEView®, and interWAVE Communications® and WAVEXchange®.

        The following are trademarks of our subsidiary, Wireless, Inc.: Broadband Without Boundaries™, Starport™, Streamnet™, Wavenet Link™, Wireless, Inc.™.

        The following are registered trademarks of Wireless, Inc.: MULTIPOINT NETWORKS®, RAN®, THE WIRELESS SOLUTION FOR MAN®, WAVENET®, WAVENET ACCESS® and WAVENET TRANSPORT®.

        Nortel Networks is a trademark of Nortel Networks Corporation. Other trademarks or service marks appearing in this annual report belong to their respective holders.

Item 2. Properties

        Our corporate headquarters is located in Hamilton, Bermuda. In May 2003, we relocated our principal administrative, manufacturing and engineering facilities from our facility in Menlo Park, California to our main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control. The three-year lease commenced in May 2003. In addition, we lease sales, service and systems testing facilities in the following locations:

City	Approx. S.F.	Lease Expires
Basingstoke, Hampshire, UK	3,000	December 2006
Beijing, PRC	150	January 2004
Hong Kong, S.A.R.	100	November 2003
Menlo Park, California, USA (see Note 15 to the Consolidated Financial Statements)	59,000	January 2005
Paris, France	3,552	October 2005
San Diego, California, USA	11,411	December 2005
Shenzhen, PR China	1,815	August 2004
Tralee, Ireland	5,000	December 2006

        interWAVE believes that its facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings

        On November 21, 2001, interWAVE and various of its officers and directors were named as defendants in Middleton v. interWAVE Communications International Ltd., et al., Case No. 01-CV-10598, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from interWAVE's January 28, 2000 initial public offering ("IPO") failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of IPO shares. The amended complaint alleges claims against certain underwriters, interWAVE and its officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Similar complaints have been filed concerning more than 300 other IPOs; these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92.

        On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss against interWAVE.

        A proposal has been made for the settlement and release of claims against the issuer defendants, including interWAVE. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against interWAVE continues, interWAVE believes it has meritorious defenses and intends to defend the action vigorously; provided, however, such legal proceedings may be time consuming and expensive and the outcome could be adverse to interWAVE. An adverse outcome could have a material adverse effect on interWAVE's financial position, on its business and results of operations.

        interWAVE may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

Information about interWAVE's Common Shares

        interWAVE's common shares are traded on The NASDAQ National Market under the symbol "IWAV." The following table sets forth the range of the high and low closing sales prices by quarter as reported on the NASDAQ National Market:

	High	Low
Fiscal Year Ended June 30, 2003:
First Quarter	$8.70	$4.80
Second Quarter	5.10	1.80
Third Quarter	2.20	1.50
Fourth Quarter	3.30	1.60
	High	Low
Fiscal Year Ended June 30, 2002:
First Quarter	$26.90	$6.90
Second Quarter	12.40	6.70
Third Quarter	10.20	6.30
Fourth Quarter	12.00	7.50

        On June 30, 2003, there were approximately 681 shareholders of record of interWAVE's common shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

DIVIDENDS

        interWAVE has never paid cash dividends on its common shares. interWAVE intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common shares.

RECENT SALES OF UNREGISTERED SECURITIES

        The following table sets forth information regarding all unregistered securities of interWAVE sold by interWAVE from July 1, 2002 to June 30, 2003:

Class of Purchasers	Date of Sale	Aggregate Number of Title of Securities	Amount of Price Consideration	Form of Price Consideration
GBase Communications	09/26/02	Common Shares- 396,847	$—	Assets[1]
UT Starcom, Inc.	09/30/02	Common Shares- 583,657	$3,000,000	Cash

        All sales were made in reliance on Section 3(A)(10) or Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to interWAVE that the shares were being acquired for investment or pursuant to a determination of fairness by the California Corporations Commission.

1
In September 2002, interWAVE issued 396,847 common shares (including 102,500 shares in escrow) in exchange for substantially all the assets of GBase Communications.

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

        As of September 29, 2003, we have used all of the net proceeds from the initial offering to fund our operations, capital expenditures and other general corporate purposes, including purchases of equipment relating to acquisitions completed during the year, net losses from operations, excluding depreciation and amortization and other non-cash charges, and other costs relating to acquisitions that we completed during the fiscal year ended June 30, 2003.

        The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the related notes found elsewhere in this annual report. The statement of operations data for the fiscal years ended June 30, 2003, 2002, 2001, 2000 and 1999, and the balance sheet data as of June 30, 2003, 2002, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of interWAVE, certain of which are included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars. Our fiscal year 2003 ended on the actual calendar month end. Prior to November 2001, our fiscal periods ended on the Friday nearest the calendar month end.

	Fiscal Year Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$29,960	$42,955	$26,532	$30,139	$17,293
Cost of revenues	22,416	44,291	29,586	18,747	12,531

Gross profit (loss)	7,544	(1,336)	(3,054)	11,392	4,762
Operating expenses:
Research and development	12,937	19,793	30,483	18,148	14,174
Selling, general and administrative	19,017	29,163	32,915	13,507	7,440
Amortization of deferred stock compensation	194	(227)	3,054	9,891	5,254
In-process research and development	—	—	606	—	—
Losses (gains) on asset sales and asset impairments, net	(144)	16,657	23,202	—	—
Restructuring charges (credit)	3,485	(1,986)	6,581	—	—

Total operating expenses	35,489	63,400	96,841	41,546	26,868

Loss from operations	(27,945)	(64,736)	(99,895)	(30,154)	(22,106)
Interest income	167	1,373	6,482	4,120	236
Interest expense	(166)	(317)	(187)	(2,061)	(2,403)
Other expense, net	(53)	(436)	(212)	(217)	(82)

Loss before income taxes	(27,997)	(64,116)	(93,812)	(28,312)	(24,355)
Income tax expense	(267)	(209)	(324)	(99)	(113)

Net loss	(28,264)	(64,325)	(94,136)	(28,411)	(24,468)
Dividend effect of beneficial conversion feature to H-1 preferred shareholders	—	—	—	(2,055)	—

Net loss attributable to common shareholders	$(28,264)	$(64,325)	$(94,136)	$(30,466)	$(24,468)

Basic and diluted net loss per share	$(4.34)	$(11.52)	$(19.25)	$(13.30)	$(49.60)

Shares used in computing basic and diluted net loss per share	6,508	5,583	4,890	2,296	493

	June 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents, including restricted cash	$4,625	$13,517	$25,974	$43,813	$3,919
Working capital	567	22,912	58,631	154,138	1,608
Total assets	33,277	52,627	130,874	175,653	26,568
Long-term debt, net of current portion	2,284	2,502	3,494	1,711	486
Total shareholders' equity	10,019	30,147	93,211	162,619	8,800

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

OVERVIEW

        We provide compact wireless communications systems for the GSM market. We were incorporated in June 1994 and recorded our first product sale in May 1997. Deployments of our community networks began in 1998, primarily in China and Africa, to add capacity and coverage to existing systems. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $30.0 million in fiscal 2003, $43.0 million in fiscal 2002 and $26.5 million in fiscal 2001. We incurred net losses of $28.3 million in fiscal 2003, $64.3 million in fiscal 2002 and $94.1 million in fiscal 2001. As of June 30, 2003 and 2002, we had an accumulated deficit of $326.9 million and $298.6 million, respectively.

        In fiscal 2003, we faced a challenging global economic environment. During this period, we continued downsizing and realigning our company to focus on our core business as a provider of cellular infrastructure networks to network operators. In particular, we ceased marketing and selling our broadband product line, thereby targeting lowered operating expenses, decreased losses and increased revenue.

        In fiscal 2003, 2% of our revenue resulted from sales in Latin America, 48% of our revenue resulted from sales in Europe, Middle East and Africa, 20% of our revenue resulted from sales in Asia Pacific, and 30% of our revenue resulted from sales in North America, mostly from "license saver" sales to small operators in the United States. We have continued our expansion into Russia to establish a presence in Eastern Europe, where cellular service penetration is low and we believe growth potential is significant.

        In September 2002, we completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc.

        Under the asset purchase agreement, we acquired substantially all of GBase's assets and assumed most of its liabilities for an initial purchase price of 0.32 million common shares. An additional 0.02 million common shares were placed in an escrow pending the satisfaction of certain contingencies. Contingent consideration of 0.08 million common shares were placed in an escrow and will be released in two tranches subject to the continued employment of key GBase personnel for periods of 12 and 18 months following the closing of the asset purchase.

        In addition, if the average of our closing share price during the last calendar quarter of 2003 is below approximately $20 per share, we will be obligated to issue additional contingent consideration in common shares and cash, such that the total consideration at that time equals $6.7.

        The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common stock issued	5,302

$6,277

Other tangible assets	$123
Qualcomm licenses	1,403
Purchased technology	4,751

$6,277

        The value of the contingent consideration of $0.3 million and $0.1 million are being recognized ratably as stock compensation expense over the next 12 and 18 months, respectively. For the year ended June 30, 2003, $0.3 million related to this contingent consideration was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations. Purchased technology is amortized over the estimated useful life of 4 years and classified as amortization of intangible assets.

        In September 2002, we amended our original equipment manufacturer agreement with UTStarcom, Inc. Additionally, UTStarcom acquired 0.58 million shares of our common stock for a purchase price of $3.0 million, which represented the fair value of common stock on the date of the transaction. We also agreed to provide certain network interface technical design services, and in the future produce and sell products to UTStarcom that include the network interface for CDMA2000 for fees to be negotiated. Under the agreement, we have deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.

        In October 2002, we issued warrants to purchase 0.2 million shares of our common stock to UTStarcom. The fair value of the warrant of $0.3 million was determined using the Black-Scholes pricing model with the following assumptions: interest rate at 3.5%, volatility at 122%, exercise price at $2.10 and 3-year terms. The $0.3 million was charged to our consolidated statement of operations as selling, general and administrative expenses.

        Also in October 2002, we entered into a licensing agreement with Telos Technology Ltd. Under the agreement, in exchange for consideration of $2 million we granted a perpetual license to Telos to use certain technology we acquired in the GBase acquisition. The $2 million consideration received was offset against the cost of GBase's purchased technology.

        In fiscal 2003, we experienced significant changes in our senior management, including the resignation of our Chief Executive Officer, Priscilla M. Lu. Following Ms. Lu's resignation, William E. Gibson, a member of our Board of Directors, served as the chairman of an executive committee consisting of our independent members of the Board of Directors, which collectively managed the duties previously undertaken by our Chief Executive Officer. In July 2003, Erwin F. Leichtle joined interWAVE as President and Chief Executive Officer and was elected to its Board of Directors.

        In March 2003, we expanded our agreement with Qualcomm to include a worldwide CDMA infrastructure license. The expanded license grants us the right to develop, make and sell infrastructure equipment based on Qualcomm's CDMAOne and CDMA2000 1X/1xEV-DO technology. Accordingly, we have recorded an additional license value at $2.5 million. This Qualcomm license is amortized based on the greater of the straight-line amortization over 5 years or units sold basis.

        Also in March 2003, Young Design, Inc., a leading manufacturer of broadband solutions for wireless internet service providers, or WISP, common carriers and mobile carriers, placed a $0.8 million product order for our Link CX, high-capacity radio and, in a separate transaction, purchased substantially all of the remaining assets and obtained a nonexclusive license for all of the technology related to the Link CX product line. Accordingly, we recorded a gain on sale of assets in the amount of $0.3 million.

        In order to maintain a listing on the Nasdaq National Market, listed issuers must, among other requirements, maintain a $1 per share minimum bid price and shareholder equity of at least $10 million.

        On April 14, 2003, Nasdaq determined that interWAVE no longer met the minimum bid price requirement and gave us until April 30, 2003 to achieve and maintain a closing bid price of at least $1 per share for at least ten consecutive trading days. On April 30, 2003, interWAVE effected a 1-for-10 reverse stock split, and thus far interWAVE's bid price has stayed above the $1 minimum. On May 22, 2003, Nasdaq determined that interWAVE had regained compliance with the Nasdaq National Market's minimum bid price requirement, and closed the file on interWAVE's bid price deficiency.

        On August 11, 2003, Nasdaq determined that interWAVE no longer met the National Market's $10 million shareholder equity requirement and requested that interWAVE respond by August 25, 2003, with a specific plan to achieve and sustain compliance with the shareholder equity requirement. On August 25, 2003, interWAVE submitted a plan designed to achieve and sustain compliance with the shareholder equity requirement. Nasdaq accepted interWAVE's plan, but conditioned its acceptance upon interWAVE achieving certain milestones, the first of which must be completed by October 1, 2003. It is unlikely that interWAVE will be able to achieve this initial milestone and regain compliance with the shareholder equity requirement of the Nasdaq National Market by the October 1, 2003 deadline.

        interWAVE's final financial statements as of June 30, 2003, filed under Item 8 of this Form 10-K, reflect shareholders' equity in excess of $10 million due to a subsequent event described in Note 15(a) to the Consolidated Financial Statements. interWAVE has submitted a letter to the Nasdaq National Market seeking relief from the delisting of its securities based on interWAVE's revised shareholders' equity. We cannot assure you that the Nasdaq National Market will grant us relief from delisting, or, if it does grant us relief, that we will be able to maintain compliance with the shareholder equity requirement of the Nasdaq National Market in the future. If we are unable to maintain compliance with the shareholder equity requirement, we may be forced to transfer the listing of our common shares to the Nasdaq SmallCap Market in order to take advantage of that market's lengthier grace periods and more lenient requirements.

        If we are forced to transfer the listing of our common shares to the Nasdaq SmallCap Market, it could seriously limit the liquidity of our common shares and impair our potential to raise future capital through the sale of our common shares, which could have a material adverse effect on our business. The transfer of our common shares to the Nasdaq SmallCap Market could also reduce the ability of holders of our common shares to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common shares. The transfer could also adversely affect our relationships with vendors and customers.

        In May 2003, we relocated our principal administrative, manufacturing and engineering facilities from our facility in Menlo Park, California to our main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control. The three-year lease commenced in May 2003.

        In June 2003, we obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding. $1.0 million has been drawn down as of June 30, 2003. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable. In September 2003, the availability under the line of credit was increased to $2.5 million. The line of credit is available through June 29, 2004.

        We have vacated our Menlo Park, California facility and in September 2003, we renegotiated all remaining obligations under our lease agreement for the Menlo Park, California facility in exchange for monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million.

        For fiscal 2004, we plan to continue to refine our sales and marketing strategy in light of the challenging worldwide economic conditions and conservatism across all segments of the telecommunications industry. We plan to market into countries where wireless telephone services are critical for continued economic survival, offering solutions at prices for overall network deployment that are targeted to allow network operators to break even within one year. Taking our success in Sri Lanka, Paraguay and some of the African countries, we plan to make further inroads into regions in Latin America, Eastern Europe, the western provinces of China, and parts of South East Asia.

        We intend to focus on the continued reduction in operational, sales and marketing costs by relying increasingly on our partners. We plan to move direct support services to these partners or third party systems integrators. We also plan to reduce costs on core product lines through design and manufacturing improvements, and to expand our presence to new regions of Latin America, China and Eastern Europe to capture new opportunities in these regions.

        Finally, we plan to continue to seek funding from strategic investors, lending institutions and other financial institutions.

CRITICAL ACCOUNTING POLICIES

        We believe that there are several accounting policies that are critical to understanding our future performance as these policies affect the reported amounts of revenue and other significant areas that involve management's judgments and estimates. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 to the Consolidated Financial Statements in this report for further discussion of the following critical accounting policies as well as our other significant accounting policies.

Revenue Recognition

        We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." Accordingly, equipment revenue is recognized when all of the following have occurred: persuasive evidence of an arrangement exists, the product has been shipped, title and all of the benefits and risks of ownership including risk of loss have passed to the customer, we have the right to invoice the customer, collection of the receivable is reasonably assured, and we have fulfilled all pre-sale contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed. Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to us. Although our products contain a software component, the software is not sold separately and we do not provide software upgrades to our customers.

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

Impairment of Long-lived Assets

        We evaluate our long-lived assets and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is estimated using discounted net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

        We evaluate the recoverability of long-lived assets when events or circumstances indicate a possible impairment. Any impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operation.

Restructuring Charges

        Subsequent to the June 2001 acquisition of Wireless, Inc., our Board of Directors approved a plan to reduce the aggregate workforce of interWAVE, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction. The restructuring activities were initiated primarily due to the severe downturn in the economic environment in the telecommunications industry. Restructuring charges are recorded in the consolidated statement of operations as a separate line item. Please refer to Note 9 to the consolidated financial statements for further discussion of our restructuring activities.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. interWAVE adopted SFAS No. 142 as of July 1, 2002. Because interWAVE did not have any goodwill at the time of adoption, such adoption did not have an impact on the results of interWAVE's financial position, results of operations or its cash flows.

        Prior to the adoption of SFAS No. 142, interWAVE amortized goodwill on a straight-line basis over an estimated useful life of 4 years. If interWAVE had accounted for goodwill consistent with the provisions of SFAS No. 142 in prior periods, interWAVE's net loss would have been affected as follows (in thousands, except per share amounts):

	Fiscal Years Ended
	2003	2002	2001
Net loss	$(28,264)	$(64,325)	$(94,136)
Add back: Goodwill amortization	—	2,326	2,872

Adjusted net loss	$(28,264)	$(61,999)	$(91,264)

Basic and diluted loss per share:
Net loss	$(4.34)	$(11.52)	$(19.25)
Goodwill amortization	—	0.42	0.59

Adjusted net loss	$(4.34)	$(11.10)	$(18.66)

Weighted average common shares used in computing loss per share	6,508	5,583	4,890

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which interWAVE incurs the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. interWAVE adopted SFAS Nos. 143 for its fiscal year beginning July 1, 2002. The effect of adopting this statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

        In November 2002, the FASB issued FASB FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The effect of adopting these statements did not have a material impact on our consolidated financial position, results of operations or cash flows. In the normal course of business, we provide indemnification of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the prescribed format and provided the additional disclosures required by SFAS No. 148 in our financial statements for interim periods beginning with the quarterly period ended March 31, 2003. We do not intend to adopt the fair value method of accounting for stock-based employee compensation.

        In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In May 2003, the EITF released Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental-Software." We are evaluating the provisions of this consensus but do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on our consolidated financial statements.

LOSSES (GAINS) ON ASSET SALES AND ASSET IMPAIRMENTS, NET

        We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our review of our year-end results, we performed an impairment analysis of identifiable intangible assets recorded in connection with our purchase of GBase assets and other long-lived assets. The assessment was performed primarily due to the continuing softening of the global economy and the telecommunications industry in particular, the continuing decline in our stock price, the net assets exceeding our market capitalization, and the overall decline in industry growth rates which indicate that this trend may continue for an indefinite period.

        We recorded approximately $83 thousand, $19.6 million and $23.2 million in asset impairment charges for the years ended June 30, 2003, 2002 and 2001, respectively. For fiscal 2003, the $83 thousand impairment charge was to write down the net book value of primarily computer equipment and leasehold improvements which were no longer in use. Additionally, we recorded $0.2 million net gain from the sale of certain assets. For fiscal 2002, $16.7 million was to write off the net book value of goodwill and property and equipment from interWAVE's acquisition of Wireless, Inc., as well as an additional $2.9 million to write off Wireless, Inc.'s inventories, which was charged to cost of revenues. For fiscal 2001, $23.2 million in asset impairment charges included $12.6 million to write down the net book value of goodwill and other intangible assets from its acquisitions of 3C and Microcellular to zero. In addition, we recorded another $10.6 million in other asset impairment charges including shareholder services receivables from Nortel and Intasys:

Fiscal 2003	Balance at June 30, 2002	Additions/ (Disposals/Usage)	Depreciation/ Amortization	Losses (Gains) on Asset Sales and Asset Impairments, Net	Balance at June 30, 2003
Property and Equipment(1):
interWAVE	$8,045	$—	$(7,962)	$83	$—

	$8,045	$—	$(7,962)	$83	$—

Fiscal 2002	Balance at June 30, 2001	Additions/ (Disposals/Usage)	Depreciation/ Amortization	Losses (Gains) on Asset Sales and Asset Impairments, Net	Balance at June 30, 2002
Intangible assets(1):
Wireless, Inc.	$21,624	$891	$(6,517)	$15,998	$—
Inventories(2):
Wireless, Inc.	5,222	(1,972)	—	2,916	334
Property and Equipment(1):
Wireless, Inc.	2,804	(843)	(1,302)	659	—

	$29,650	$(1,924)	$(7,819)	$19,573	$334

Fiscal 2001	Balance at June 30, 2000	Additions/ (Disposals/Usage)	Depreciation/ Amortization	Losses (Gains) on Asset Sales and Asset Impairments, Net	Balance at June 30, 2001
Intangible assets:
Microcellular Systems Limited	$—	$12,609	$(2,635)	$9,974	$—
3C	—	4,033	(1,344)	2,689	—
Nortel patent license	550	—	(200)	350	—
Other assets:
Blue Sky investment	—	6,265	—	6,265	—
3C	—	2,000	(1,500)	500	—
Other	476	—	—	476	—
Equity:
Shareholder services receivables	4,384	—	(1,436)	2,948	—

	$5,410	$24,907	$(7,115)	$23,202	$—

(1)
The impairment for intangible assets and property and equipment was charged to losses (gains) on asset sales and asset impairments, net.

(2)
The impairment for inventories was charged to cost of revenues.

        The write-down to estimated fair value was based upon the estimated future discounted cash flows from operations and estimated terminal values of the businesses.

RESTRUCTURING CHARGES

        Our restructuring accrual as of June 30, 2003 and 2002 are summarized as follows (in thousands):

Fiscal 2003	Restructuring Accrual as of June 30, 2002	Additions/ Reversals		Payments	Restructuring Accrual as of June 30, 2003
Future lease payments related to abandoned facilities	$747	$2,300		$(1,282)	$1,765
Workforce reduction	35	902		(787)	150

Total	$782	$3,202	*	$(2,069)	$1,915

*
Restructuring charges in the consolidated statement of operations for the fiscal year ended June 30, 2003 include this addition to the restructuring accrual plus an amount of $283 thousand representing the net book value of property and equipment written off upon the closure of facilities.

        During fiscal 2003 we reduced our workforce by an additional 133 employees, and closed certain facilities. As a result, we recorded restructuring expense related to severance payments and future lease commitments and recorded a charge of $3.5 million.

        We have vacated our Menlo Park, California facility and, in September 2003, we renegotiated our remaining obligations under the lease agreement for the facility and agreed to make monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million. The discounted value of $1.8 million is included on the accompanying consolidated balance sheet in accrued restructuring expenses. The remaining workforce reduction accrual of $0.2 million is expected to be paid out by December 2003.

Fiscal 2002	Restructuring Accrual as of June 30, 2001	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2002
Future lease payments related to abandoned facilities	$5,986	$(3,494)	$(1,745)	$747
Abandoned leasehold improvements	595	(595)	—	—
Workforce reduction	—	855	(820)	35

Total	$6,581	$(3,234)**	$(2,565)	$782

**
Restructuring credits in the consolidated statement of operations for the fiscal year ended June 30, 2002 include this reduction of the restructuring accrual less an amount of $614 thousand representing renegotiated lease termination payments and an amount of $634 thousand representing the net book value of leasehold improvements ultimately proving to not be abandoned.

Fiscal 2001	Restructuring Accrual as of June 30, 2000	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2001
Future lease payments related to abandoned facilities	$—	$5,986	$—	$5,986
Abandoned leasehold improvements	—	595	—	595

Total	$—	$6,581	$—	$6,581

        During fiscal 2002, interWAVE reduced its workforce by an additional 107 employees and closed certain facilities. As a result, interWAVE recorded a restructuring expense related to severance payments and future lease commitments and recorded an additional charge of $0.9 million.

        Also in fiscal 2002, interWAVE negotiated and signed a lease termination agreement, which reduced interWAVE's operating lease commitment significantly over the next three years. The actual termination agreement differed from the estimate and resulted in a reduction of the lease loss accrual and, accordingly, interWAVE reversed $2.9 million as a restructuring credit in the accompanying consolidated statements of operations.

OPERATIONS

        We operate in one business segment—GSM products. We also recently acquired the assets of a developer of CDMA2000 products. We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from system sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 58% of net revenues in fiscal 2003, 65% of net revenues in fiscal 2002, and 69% of net revenues in fiscal 2001. Other revenues were derived primarily from other equipment sales and installation services.

        Our revenues are generated by sales to communications equipment providers and system integrators that may either sell our systems on a stand-alone basis or integrate them with their own systems and by direct sales to wireless service providers. In fiscal 2003, sales to communications equipment providers represented 19% of total revenues, sales to systems integrators accounted for 19% of total revenues and direct sales to wireless service providers represented 62% of total revenues.

        We rely on our internal sales forecasts and our ongoing discussions with customers, including their formal purchase orders, as guidance for planning our production and our revenue outlook.

        Net revenues outside North America represented approximately 70%, 83% and 84% of total net revenues in fiscal years 2003, 2002 and 2001, respectively. We have derived and expect to continue to derive a majority of our revenues from products installed outside the United States by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, exposing our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments. All of our revenues are currently denominated in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in currency exchange rates. In the future, business conditions may require us to sell our products in other currencies. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, the potential loss of security interest, political instability, reduced ability to enforce obligations and reduced protection for our intellectual property.

        We have incurred substantial operating losses and substantial cash outflow since our inception and we expect to continue to incur net losses in fiscal 2004. Nevertheless, a significant portion of our expenses are fixed in the near term, and we may not be able to quickly reduce spending if our revenue is lower than anticipated. Therefore, net losses in a given quarter could be greater than expected. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you must consider our prospects in light of our history in business in a rapidly evolving market. For additional information on factors that may affect our future results of operations, please see "Risk Factors."

        Communications equipment providers, system integrators and wireless service providers typically perform numerous tests and extensively evaluate products before incorporating them into their own networks. The time required for testing, evaluation and design of our systems into the service provider's network typically ranges from six to twelve months. During the trial period we sell a limited number of units. The successful completion of the trial phase often results in another sale of additional units intended for deployment in commercial service. Our business could be adversely affected if a significant customer reduces or delays orders during our sales cycle or chooses not to deploy networks incorporating our systems.

        Cost of revenues primarily consists of material costs, direct labor costs, warranty costs, royalties, overhead related to manufacturing our products, amortization of the Qualcomm license, patents and trademarks, and customer support costs.

        In general, our gross margins will be affected by the following factors and, therefore, we are unable to predict what these margins will be in the future:

  •
  demand for our products and services;

  •
  new product introductions, both by us and our competitors;

  •
  changes in our pricing policies and those of our competitors;

  •
  the mix of products sold;

  •
  the sales channels through which our products are sold; and

  •
  the purchase volume discounts we are able to obtain from our contract manufacturer.

        We obtain all of our primary components and sub-assemblies for our GSM products from a single independent contract manufacturer. Accordingly, a significant portion of our cost of revenues consists of payments to this supplier. The remainder of our cost of revenues for GSM products includes our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration.

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

        Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants equal to the excess of the fair market price on the date of grant or sale over the option exercise price. Of the total deferred compensation, approximately $0.2 million, $(0.2) million and $3.1 million was amortized in fiscal years 2003, 2002 and 2001, respectively. The balance in deferred compensation of $0.3 million as of June 30, 2002 was fully amortized in December 2002.

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

        The most prevalent emerging third generation, or 3G, standards of wireless communications are forms of CDMA, and the Universal Mobile Telephony Services, UMTS, standard of 3G is built upon a GSM base. We believe that many carriers may deploy GSM prior to deploying 3G because some elements of GSM are utilized in this form of 3G. Ultimately, however, 3G may become the dominant wireless standard. Therefore, we plan to be competitive in offering a 3G product to assure acceptance of our wireless voice and data products in the marketplace.

        Our industry is intensely competitive, and many of our competitors are major telecommunications equipment providers with resources that are significantly greater than ours. In addition to competitive pressures, we will also likely encounter declining sales prices and profit margins over time as products mature.

RESULTS OF OPERATIONS

        The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of net revenues:

	Fiscal Years Ended June 30,
	2003	2002	2001
As a Percentage of Total Revenues:
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	74.8	103.1	111.5

Gross profit (loss)	25.2	(3.1)	(11.5)
Operating expenses:
Research and development	43.2	46.1	114.9
Selling, general and administrative	63.5	67.9	124.1
Amortization of deferred stock compensation	0.6	(0.5)	11.5
In-process research and development	—	—	2.3
Losses (gains) on asset sales and asset impairments, net	(0.5)	38.8	87.4
Restructuring charges (credit)	11.6	(4.6)	24.8

Total operating expenses	118.4	147.7	365.0

Loss from operations	(93.2)	(150.8)	(376.5)
Interest income	0.6	3.2	24.4
Interest expense	(0.6)	(0.7)	(0.7)
Other expense, net	(0.2)	(1.0)	(0.8)

Loss before income taxes	(93.4)	(149.3)	(353.6)
Income tax expense	(0.9)	(0.5)	(1.2)

Net loss	(94.3)%	(149.8)%	(354.8)%

        Sales to major customers and related parties are as follows (in thousands):

	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2003	2002	2001	2003	2002	2001
	Net Revenues			Percentage of Net Revenues
Hutchison Telecommunications Group(1)(2)	$1,297	$10,636	$5,285	4%	25%	20%
Eastern Communications Co., Ltd.(1)(2)	2,805	2,978	—	9%	7%	—
Campus Link	—	—	2,706	—	—	10%
Nortel Networks(3)	—	164	1,697	—	—	6%

Total	$4,102	$13,778	$9,688	13%	32%	36%

(1)
Denotes related party.

(2)
No one customer earns more than 10% of revenue in fiscal 2003.

(3)
Nortel Networks is not a related party as of June 30, 2003.

Comparison of Fiscal Years Ended June 30, 2003 and 2002

Net Revenues

        Net revenues decreased 30%, or $13.0 million, from $43.0 million in fiscal 2002 to $30.0 million in fiscal 2003. This decrease was primarily due to the continued downturn in overall market conditions in the global economy and in the telecommunications industry in particular. This downturn had a significant impact on our customers and their markets. In addition, the deployment of our products in Paraguay with Hutchison Telecommunications Group, which comprised 25% of our fiscal 2002 net revenues, was completed in early fiscal 2003. Our net revenues in fiscal 2003 were derived from sales to 94 customers compared to over 145 customers in fiscal 2002. Sales to affiliates of Hutchinson Telecommunications Group and Eastern Communications Co., Ltd. accounted for 4% and 9%, respectively, of net revenues in fiscal 2003.

Cost of Revenues

        Cost of revenues excluding amortization of intangible assets decreased 46%, or $17.5 million, from $38.2 million in fiscal 2002 to $20.7 million in fiscal 2003. As a percentage of net revenues, cost of revenues excluding amortization of intangible assets was 69% in fiscal 2003 and 89% in fiscal 2002. Changes in the types of products and services required by our customers could affect our cost of revenues depending on the mix of high or low margin products required by them. In fiscal 2003, 5% of net revenues was attributed to our WAVEXchange and Network-In-A-Box products, which earn higher gross profits, while 47% was attributed to our WAVEXpress/BTS, which earns lower gross profits. In 2002, 12% of net revenues was attributed to our WAVEXchange and Network In A Box products, while 49% was attributed to our WAVEXpress/BTS. During fiscal 2003, we had shipped products when cost of revenues of $3.5 million was recognized while revenue was recognized on a cash receipt basis.

        Amortization of intangible assets decreased 89%, or $5.4 million, from $6.1 million in fiscal 2002 to $0.7 million in fiscal 2003. The decrease in amortization was primarily due to our write-off of Wireless, Inc.'s intangible and other assets as part of our impairment analysis in June 2002. Intangible assets amortized in fiscal 2003 relates to our purchased technology through our acquisition of GBase Communications in September 2002 and amortization of the CDMA license acquired from Qualcomm.

Research and Development Expenses

        Research and development (R&D) expenses decreased 35%, or $6.9 million, from $19.8 million in fiscal 2002 to $12.9 million in fiscal 2003. The decrease was primarily due to a reduction in research and development personnel from 133 as of June 30, 2002 to 81 as of June 30, 2003. As a result of these reductions, salaries and wages decreased $3.2 million and consultants/temporary services decreased $0.3 million. In addition, depreciation decreased $0.7 million and R&D materials decreased $0.5 million. The remaining decrease of $2.2 million was comprised of decreases in operating supplies, phones and other miscellaneous expenses.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 34%, or $10.1 million, from $29.2 million in fiscal 2002 to $19.0 million in fiscal 2003. The decrease was primarily due to a reduction in bad debt expense of $3.2 million and reduction in headcount from 103 as of June 30, 2002 to 64 as of June 2003. The reduction in headcount resulted in the following decreases from fiscal 2002 to fiscal 2003: salaries and wages decreased $3.9 million and consultants/temporary services decreased $0.4 million. In addition to labor-related decreases, bad debt expense decreased $3.2 million due to our continuous improvement in collections, depreciation decreased $0.8 million, travel and entertainment decreased $0.6 million and marketing expenses decreased $0.5 million. The remaining decrease of $0.7 million was comprised of operating supplies, telephone and other miscellaneous expenses.

Amortization of Deferred Stock Compensation

        Amortization of deferred stock compensation increased 185%, or $0.4 million, from $(0.2) million in fiscal 2002 to $0.2 million in fiscal 2003. The increase in amortization was due to the continued amortization of deferred stock compensation for fiscal 2003, while in the prior year credits were applied from forfeitures of stock options for terminated employees.

Losses (Gains) on Asset Sales and Asset Impairments, Net

        Losses (gains) on asset sales and asset impairments, net decreased 101%, or $16.8 million, from $16.7 million in fiscal 2002 to $(0.1) million in fiscal 2003. The $16.7 million loss on asset impairment and sales in fiscal 2002 relates to our write-down to estimated fair values of Wireless, Inc.'s intangible and other assets, and our sale of certain assets related to Wireless, Inc. to a third party. The $(0.1) million gain on asset sales and asset impairments, net in fiscal 2003 relates to our sale of certain fixed assets to third parties.

Restructuring Charges (Credits)

        In accordance with our plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, interWAVE recorded a restructuring charge of $3.5 million for fiscal 2003. Of the $3.5 million, $1.8 million relates to the future lease commitments for the Menlo Park facility. During fiscal 2002, interWAVE had additional layoffs, closed down several facilities, recorded an additional charge of $0.9 million, and reversed $2.9 million as a restructuring credit to reflect the final restructuring accrual.

Interest Income

        Interest income decreased 86%, or $1.2 million, from $1.4 million in fiscal 2002 to $0.2 million in fiscal 2003. The decrease was due to the continuing reduction of cash and investments from our use of funds for operations.

Interest Expense

        Interest expense was $0.2 million and $0.3 million in fiscal 2003 and fiscal 2002, respectively. This expense was primarily associated with equipment loans and leases.

        In January and March 2001, we entered into two additional equipment financing agreements, in the form of capital leases, for an aggregate total of $2 million. The terms of the two agreements range from three to four years. The interest on each lease is fixed at the time of a draw down with the interest rates ranging from 9.8% to 10.3%. interWAVE's obligations under these leases are secured by the assets financed. We had $0.8 million and $1.2 million outstanding as of June 30, 2003 and 2002, respectively, under these leases. We intend to repay approximately $0.5 million of the outstanding balance as of June 30, 2003 over the next twelve months.

        In addition, we have two credit facilities through a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. As of June 30, 2003 and 2002, $0.2 million and $0.3 million was drawn down, respectively, on these credit facilities. If we elect to borrow funds under these committed lines of credit, we will incur additional interest expense during any periods when amounts are outstanding under the lines. The two credit facilities will expire in October 2004.

        In June 2003, we obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding. $1.0 million has been drawn down as of June 30, 2003. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable. In September 2003, the availability under the line of credit was increased to $2.5 million. The line of credit is available through June 29, 2004.

Income Taxes

        In fiscal 2003 and fiscal 2002, our U.S. subsidiary incurred net losses for United States federal and state income tax purposes. We recorded a provision for income taxes of $0.3 million and $0.2 million, respectively, related to current international income tax provided on the profits attributable to our foreign operations. As of June 30, 2003, we had $189.7 million of federal and $107.5 million of state net operating loss carryforwards to offset future taxable income. The difference between available net operating losses and our accumulated deficit as reported for financial statement purposes is principally because losses incurred in Bermuda are not subject to a carry-forward since there is no tax on income earned in Bermuda.

Comparison of Fiscal Years Ended June 30, 2002 and 2001

Net Revenues

        Net revenues increased 62%, or $16.4 million, from $26.5 million in fiscal 2001 to $43.0 million in fiscal 2002. This increase was due to our continued penetration in Asia, the Middle East, Africa and Latin America despite continued deterioration of overall market conditions in the global economy and in the telecommunications industry in particular. Our net revenues in fiscal 2002 were derived from sales to 200 customers compared to over 100 customers in fiscal 2001. Sales to affiliates of Hutchinson Telecommunications Group and Eastern Communications Co., Ltd. accounted for 25% and 7%, respectively, of net revenues in fiscal 2002.

Cost of Revenues

        Cost of revenues excluding amortization of intangible assets increased 48%, or $12.4 million, from $25.8 million in fiscal 2001 to $38.2 million in fiscal 2002. As a percentage of net revenues, cost of revenues excluding amortization of intangible assets was 97% in fiscal 2001 and 89% in fiscal 2002. In fiscal 2002, 12% of net revenues was attributed to our WAVEXchange and Network In A Box products, which earn higher gross profits, while 49% was attributed to our WAVEXpress/BTS, which earns lower gross profits. In fiscal 2001, 17% of net revenues was attributed to our WAVEXchange and Network In A Box products, while 46% was attributed to our WAVEXpress/BTS. However, the increase in product mix to higher gross profits in fiscal 2002 was offset by the $5.0 million inventory valuation charge, a $2.9 million valuation charge on Wireless, Inc. inventories and the relatively high fixed costs of operations and field services.

        Amortization of intangible assets increased 62%, or $2.3 million, from $3.7 million in fiscal 2001 to $6.1 million in fiscal 2002. The increase in amortization was due to our acquisition of Wireless, Inc. in June 2001, which resulted in an increase in goodwill and other intangible assets of $21.9 million from June 30, 2001 to June 30, 2002.

Research and Development Expenses

        Research and development expenses decreased 35%, or $10.7 million, from $30.5 million in fiscal 2001 to $19.8 million in fiscal 2002. This decrease was primarily due to a reduction in headcount in research and development from 156 as of June 30, 2001 to 133 as of June 30, 2002. This caused the following decreases from fiscal 2001 to fiscal 2002: salaries and wages of $1.8 million, consultants/temporary services of $1.6 million, recruiting of $0.4 million and relocation of $0.1 million. In addition to the labor-related decreases, there also were decreases in depreciation of $3.1 million, and travel and entertainment of $0.7 million. The remaining decrease of $3.0 million was comprised of operating supplies, phones and other miscellaneous expenses.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 11%, or $3.8 million, from $32.9 million during fiscal 2001 to $29.2 million in fiscal 2002. The decrease was primarily due to a reduction in bad debt of $8.2 million. There also was a decrease of $1.1 million in the usage of consultants/temporary services, a decrease of $0.4 million in recruiting, a decrease of $0.6 million in marketing expenses and a decrease of $3.3 million in operating supplies, phones and other miscellaneous expenses. These decreases were offset by an increase in salaries and wages of $1.7 million, commissions of $1.4 million, travel and entertainment of $0.2 million, investor relations and services of $0.2 million and depreciation and miscellaneous expenses of $3.0 million.

Amortization of Deferred Stock Compensation

        Amortization of deferred stock compensation decreased 107%, or $3.3 million, from $3.1 million in fiscal 2001 to $(0.2) million in fiscal 2002. The decrease in amortization was due to the accelerated amortization of deferred stock compensation in the prior year and credits applied from forfeitures of stock options in the current year for terminated employees. During fiscal 2002, options were granted at fair market value, with no additions to deferred stock compensation.

In-Process Research and Development

        We did not make any acquisitions during fiscal 2002, and accordingly, no in process research and development expenses were recorded. The $0.6 million in process research and development expense during fiscal 2001 relates to our acquisition of Microcellular Systems Limited in July 2000.

Losses (Gains) on Asset Sales and Asset Impairments, Net

        Losses on asset impairments and sales decreased 28%, or $6.5 million, from $23.2 million in fiscal 2001 to $16.7 million in fiscal 2002. The $23.2 million asset impairment and sales in fiscal 2001 relates to our write-down to estimated fair values of various intangible and other assets primarily through our acquisitions of Microcellular Systems Limited and 3C. The $16.7 million asset impairment and sales in fiscal 2002 relates to our write-down to estimated fair values of Wireless, Inc.'s intangible and other assets, and our sale of certain assets related to Wireless, Inc. to a third party. Wireless, Inc. was acquired by us in June 2001.

Restructuring Charges (Credits)

        In accordance with our plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, interWAVE recorded a restructuring charge of $6.6 million for fiscal 2001. During fiscal 2002, interWAVE had additional layoffs, closed down several facilities, recorded an additional charge of $0.9 million, and reversed $2.9 million as a restructuring credit to reflect the final restructuring accrual.

Interest Income

        Interest income decreased 78%, or $5.1 million, from $6.5 million in fiscal 2001 to $1.4 million in fiscal 2002. The decrease was due to the continuing reduction of cash and investments from our use of funds for operations.

Interest Expense

        Interest expense was $0.3 million and $0.2 million in fiscal 2002 and fiscal 2001, respectively. This expense was primarily associated with equipment loans and leases.

Income Taxes

        In fiscal 2002 and fiscal 2001 our U.S. subsidiary incurred net losses for United States federal and state income tax purposes. We recorded a provision for income taxes of $0.2 million and $0.3 million, respectively, related to current international income tax provided on the profits attributable to our foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended June 30,
	2003	2002	2001
	(in thousands)
Cash and cash equivalents	$4,371	$11,403	$25,974
Short-term investments	—	2,849	20,012
Net cash used in operating activities	(12,916)	(28,811)	(49,389)
Net cash provided by investing activities	906	14,019	41,523
Net cash provided by (used in) financing activities	5,659	666	(10,046)

        Operating Activities.    Net cash used in operating activities in fiscal 2003, fiscal 2002 and fiscal 2001 was primarily a result of net operating losses. Net cash used in operating activities for fiscal 2003 was primarily attributable to net loss from operations and decreases in accounts payable, offset by non-cash depreciation and amortization, restructuring charges as well as decreases in trade receivables, inventory and increases in accrued expenses and other liabilities. For fiscal 2002, net cash used in operating activities was primarily attributable to net loss from operations, decreases in accounts payable and accrued expenses and other liabilities, offset by non-cash depreciation and amortization and losses on asset impairments and sales, as well as decreases in inventory and trade receivables and increases in deferred revenue. For fiscal 2001, net cash used in operating activities was primarily attributable to net loss from operations, increases in inventory and trade accounts receivables and decreases in accounts payable, offset by non-cash depreciation and amortization and losses on asset impairments and sales, as well as increases in accrued expenses and other current liabilities and deferred revenue.

        Investing Activities.    For fiscal 2003, our investing activities consisted of purchases in capital equipment and the asset acquisition of GBase Communications, offset by the sale of short-term investments. For fiscal 2002, the primary source of cash in investing activities was the sale of short-term investments. For fiscal 2001, our investing activities consisted primarily of the sale of short-term investments offset by cash used in acquisitions. We expect that capital expenditures will continue to decrease due to our continued cost-cutting efforts and conservation of cash resources.

        Financing Activities.    During fiscal 2003, we raised $3.0 million through the sale of common shares to UTStarcom, Inc. and obtained advances on a $1.0 million revolving line of credit with Silicon Valley Bank. During fiscal 2002, we raised $2.5 million from the sale of shares directly and pursuant to the exercise of warrants, options and our Employee Stock Purchase Plan. In fiscal 2001, the primary use of cash in financing activities was the payment of principal on notes payable net of receipts on our issuance of notes receivable to several of our customers.

        Commitments.    We lease all of our facilities under operating leases that expire at various dates through 2006. As of June 30, 2003, we had $4.4 million in future operating lease commitments. In May 2003, we relocated our principal administrative, manufacturing and engineering facilities from our facility in Menlo Park, California to our main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control. The three-year lease commenced in May 2003. In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements. Our significant cash commitments for the next few years is summarized as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments	$4,386	$1,854	$2,532	$—	$—
Capital lease commitments	859	543	316	—	—
Qualcomm license scheduled payments	2,406	1,375	1,031	—	—
Purchase commitments	697	697	—	—	—
Short-term borrowings	1,000	1,000	—	—	—
Income taxes payable	417	417	—	—	—
Other long-term liabilities	1,091	—	91	—	1,000

Total	$10,856	$5,886	$3,970	$—	$1,000

        In January and March 2001, we entered into two additional equipment financing agreements for an aggregate total of $2 million. The financing equipment loans range from three to four years. The interest on each loan is fixed at the time of a draw down with the interest rates ranging from 9.8% to 10.3%. interWAVE's obligations under these loans are secured by the assets financed. We had $0.9 million and $1.2 million outstanding as of June 30, 2003 and 2002, respectively, under these loans. We intend to repay approximately $0.5 million of the outstanding balance as of June 30, 2003 over the next twelve months.

        In addition, we have two credit facilities through a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. As of June 30, 2003 and 2002, $0.2 million and $0.3 million was drawn down, respectively, on these credit facilities. If we elect to borrow funds under these committed lines of credit, we will incur additional interest expense during any periods when amounts are outstanding under the lines. The two credit facilities will expire in October 2004.

        In June 2003, we obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at and interest rate of 1.5% monthly on gross accounts receivable outstanding. $1.0 million has been drawn down as of June 30, 2003. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable. In September 2003, the availability under the line of credit was increased to $2.5 million. The line of credit is available through June 29, 2004.

        We have vacated our Menlo Park, California facility and, in September 2003, we renegotiated our remaining obligations under the lease agreement for the facility and agreed to make monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million.

        Summary of Liquidity.    We cannot assure you that our existing cash and cash equivalents plus short-term investments will be sufficient to meet our liquidity requirements. We have had recurring net losses, including net losses of $28.3 million, $64.3 million and $94.1 million for the years ended June 30, 2003, 2002 and 2001, respectively, and we have used cash in operations of $12.9 million, $28.8 million, and $49.4 million for the years ended June 30, 2003, 2002 and 2001, respectively. Management is currently executing plans with the intent of increasing revenues and margins, reducing spending and raising additional amounts of cash through the issuance of debt or equity, asset sales or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations.

RISK FACTORS

We may require additional financing to fund our operations for the remainder of 2003 and beyond and this financing may not be available.

        We may require additional capital to fund our operations during the remainder of 2003 and beyond. We have had recurring net losses in the past three fiscal years and the fiscal year ended June 30, 2003. Our management is currently attempting to execute plans intended to increase revenues and margins, reduce spending and raise additional financing through the issuance of debt or equity or through other means such as customer prepayments or asset sales.

        If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and such securities may have rights, preferences and privileges senior to those held by existing shareholders. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. See "Use of Proceeds" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in this Form 10-K for more information on our capital requirements and requirements for liquidity.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

        As a result of unfavorable general economic conditions in the United States and internationally and reduced worldwide capital spending, our sales declined in the fiscal year ended June 30, 2003. Continued weakness in the telecommunications equipment industry or further deterioration to the business or financial condition of our customers in this industry could have a material adverse impact on our business, operating results and financial condition. If the economic conditions in the United States and in the other international markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

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

        As of June 30, 2003, we had an accumulated deficit of $326.9 million. We incurred net losses of approximately $28.3 million for the fiscal year ended June 30, 2003. We may continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future. To achieve and sustain profitability and positive cash flow, we will need to generate substantially higher revenues. Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

  •
  the rate of market acceptance of compact mobile wireless systems;

  •
  our ability to compete successfully against much larger GSM and CDMA2000 communications equipment providers;

  •
  our ability to expand our customer base;

  •
  our ability to control costs and reduce expenses;

  •
  our ability to efficiently manufacture our products ourselves and through outsourcing arrangements;

  •
  our ability to absorb overhead costs through higher manufacturing volume;

  •
  our ability to develop third generation (3G) wireless products, including CDMA2000 products;

  •
  our ability to achieve compatibility and interoperability of our GSM and CDMA2000 products with existing networks and other vendor's equipment and industry standards; and

  •
  our ability to generate cash flow from operations.

        Due to these factors, as well as other factors described in this "Risk Factors" section, we may be unable to achieve or maintain profitability. If we are unable to achieve or maintain profitability, or if we are unable to achieve cash-flow breakeven, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

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

  •
  the level of capital equipment spending by our customers, including telecommunications service providers and Internet service providers; and

  •
  macroeconomic conditions, including recessionary conditions in the telecommunications industry worldwide.

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

        The sales cycle for our compete network systems may last from nine months to one year or more and the purchasing process for many customers is complex. Customers often require assistance in network planning, equipment specification, business plan preparation and financing presentations. Customers also may require a number of approvals, including the approval of licensing authorities, a technical team, a management group and a board of directors, as well as the approval of financing for the purchase. In addition, prior to submitting an order, some customers for our complete network systems require public hearings and a public decision approval process. The timing and outcome of our customers' purchasing and financing processes may be difficult to determine and may affect our ability to forecast sales. If we fail to close the sale for one or more complete network systems in any fiscal quarter, or if a customer fails to obtain the required approvals or fails to obtain financing, then our revenues and operating results would be adversely affected.

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

  •
  general market conditions.

        In addition, the stock market has experienced extreme volatility, and a steep decline, with volatility that may be unrelated to the operating performance of companies and a decline related to recessionary conditions in telecommunications markets. These broad market and industry fluctuations and conditions may adversely affect the price of our stock, regardless of our operating performance.

Our stock has been, and currently is, subject to delisting from the Nasdaq National Market due to past and current maintenance standard deficiencies—the current deficiency results from our failure to maintain shareholder equity of at least $10 million.

        In order to maintain interWAVE's listing on the Nasdaq National Market, listed issuers must, among other requirements, maintain a $1 per share minimum bid price and shareholder equity of at least $10 million.

        On April 14, 2003, Nasdaq determined that interWAVE no longer met the minimum bid price requirement and gave interWAVE until April 30, 2003 to achieve and maintain a closing bid price of at least $1 per share for at least ten consecutive trading days. On April 30, 2003, interWAVE effected a 1-for-10 reverse stock split, and thus far interWAVE's bid price has stayed above the $1 minimum. On May 22, 2003, Nasdaq determined that interWAVE had regained compliance with the Nasdaq National Market's minimum bid price requirement, and closed the file on interWAVE's bid price deficiency.

        On August 11, 2003, Nasdaq determined that interWAVE no longer met the National Market's $10 million shareholder equity requirement and requested that interWAVE respond by August 25, 2003, with a specific plan to achieve and sustain compliance with the shareholder equity requirement. On August 25, 2003, interWAVE submitted a plan designed to achieve and sustain compliance with the shareholder equity requirement. Nasdaq accepted interWAVE's plan, but conditioned its acceptance upon interWAVE achieving certain milestones, the first of which must be completed by October 1, 2003. It is unlikely that interWAVE will be able to achieve this initial milestone and regain compliance with the shareholder equity requirement of the Nasdaq National Market by the October 1, 2003 deadline.

        interWAVE's final financial statements as of June 30, 2003, filed under Item 8 of this Form 10-K, reflect shareholders' equity in excess of $10 million due to a subsequent event described in Note 15(a) to the Consolidated Financial Statements. interWAVE has submitted a letter to the Nasdaq National Market seeking relief from the delisting of its securities based on interWAVE's revised shareholders' equity. We cannot assure you that the Nasdaq National Market will grant us relief from delisting, or, if it does grant us relief, that we will be able to maintain compliance with the shareholder equity requirement of the Nasdaq National Market in the future. If we are unable to maintain compliance with the shareholder equity requirement, we may be forced to transfer the listing of our common shares to the Nasdaq SmallCap Market in order to take advantage of that market's lengthier grace periods and more lenient requirements.

        If we are forced to transfer the listing of our common shares to the Nasdaq SmallCap Market, it could seriously limit the liquidity of our common shares and impair our potential to raise future capital through the sale of our common shares, which could have a material adverse effect on our business. The transfer of our common shares to the Nasdaq SmallCap Market could also reduce the ability of holders of our common shares to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common shares. The transfer could also adversely affect our relationships with vendors and customers.

We extend credit to many of our customers in connection with the sale of our products.

        We frequently enter into financing arrangements in connection with the sale of our products to wireless service providers. These financing arrangements may include extended payment terms, and, on occasion, lines of credit that cover not only equipment financing but also the working capital needs of our wireless service provider customers. We cannot assure you that these wireless service providers will be able to repay loans to us on time, or at all. If these loans are not repaid on a timely basis, our operating results would be adversely affected.

We must manage our growth successfully, including the integration of recently acquired operations, in order to achieve our desired results.

        As a result of acquisitions and international expansion, many of our 92 employees are based outside of our Mountain View facility. If we are unable to effectively manage our geographically dispersed group of employees, our business will be adversely affected.

        As part of our business strategy, we have completed several acquisitions. During fiscal year 2003, we completed our acquisition of substantially all of the assets of GBase Communications. Acquisition transactions are accompanied by a number of difficulties, including:

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

        A small number of customers account for a significant portion of our revenues. Net revenues from significant customers as a percentage of our total net revenues are as follows:

	Fiscal Year Ended
	2003	2002	2001
Revenue(2):
Hutchison Telecommunications Group(1)	4%	25%	20%
Eastern Communications Co., Ltd.(1)	9%	7%	—
Campus Link	—	—	10%

(1)
Denotes related party.

(2)
No one customer represented more than 10% of revenue in fiscal 2003.

        We expect that the majority of our revenues will continue to depend on sales to a small number of customers. If any key customers experience a downturn in their business or shift their purchases to our competitors, our revenues and operating results would decline. Some of our key customers have experienced a severe downturn in their businesses.

We depend primarily on one contract manufacturer to manufacture most of our products, and plan to use only one contract manufacturer in the future.

        We depend primarily on one contract manufacturer to manufacture most of our GSM products. We do not have long-term supply contracts with our contract manufacturer, and the manufacturer is not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. None of our products are manufactured by more than one supplier. We do not expect this to change for the foreseeable future.

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

        A number of our suppliers are sole sources for key components for our products. These key components are complex, difficult to manufacture and require long lead times. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from other suppliers. Supply interruptions could delay product shipments, causing our revenues and operating results to decline.

If we fail to accurately estimate product demand, we may incur expenses for excess inventory or be unable to meet customer requirements.

        Our customers typically give us firm purchase orders with short lead times before requested shipment. However, our contract manufacturer requires commitments from us so that it can allocate capacity and be assured of having adequate components and supplies from third parties. Failure to accurately estimate product demand could cause us to incur expenses related to excess inventory or prevent us from meeting customer requirements.

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

We may experience difficulties in the introduction of new or enhanced products, such as 3G products, that could result in significant, unexpected expenses or delays in the launch of new or enhanced products.

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

        An international consortium of standards bodies has established the specifications for the third generation, or 3G, wireless standard, and is working to establish the specifications of this future wireless standard and its interoperability with existing standards. Any failure of our products to comply with 3G or future standards, including Qualcomm's standards for CDMA, could delay their introduction and require costly and time consuming engineering changes. After a future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future.

Our market opportunity could be significantly diminished in the event that GSM or any subsequent GSM-based standards do not continue to be or are not widely adopted or if CDMA2000 is not widely adopted.

        Our current products are designed to utilize only GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA, and time division multiple access, or TDMA. We offer CDMA2000 products, beginning with 1XRTT products. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, or in the event that CDMA2000 products are not widely adopted, our market opportunity could be significantly limited, which would seriously harm our business.

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

        The wireless market is rapidly evolving and is highly competitive. We cannot assure you that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition in each of our markets will increase in the future.

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

        We currently compete against communications equipment providers such as Alcatel, Ericsson, Lucent, Motorola, Nokia, Nortel, Siemens, Huawei and ZTE in the GSM, CDMA, TDMA, DECT and wireless local loop markets. All of the major communications equipment providers have broad product lines that include at least partial solutions that address our target markets.

        The wireless market is rapidly evolving and highly competitive. We believe that our business is affected by the following competitive factors:

  •
  intense price competition;

  •
  the availability of substitute products;

  •
  ease of installation;

  •
  technical support and service;

  •
  sales and distribution capability;

  •
  breadth of product line;

  •
  conformity to industry standards; and

  •
  implementation of additional product features and enhancements.

        In addition, we are seeking to sell our products in emerging markets, many of which have less reliable traditional telephone infrastructures than developed countries. If these countries improve the reliability and service of their traditional telephone networks, the demand for our products in these markets could diminish and our future revenue growth could decline. The existing poor quality of the public switched telephone network in these markets may affect the perceived performance of our products and adversely affect our business.

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

  •
  political and economic instability.

We sell products to companies in the People's Republic of China. Future sales in China will be subject to economic, health and political risks.

        As of June 30, 2003, our customers in the People's Republic of China accounted for approximately 1.2% of our trade receivable. In March 2002, we signed an OEM Cooperation Agreement with Eastern Communications Company Limited, or Eastcom, a major wireless equipment manufacturer in

Hangzhou, China. Eastcom's United States subsidiary, Eastern Communications USA, Inc., is one of our largest shareholders. The agreement provides that we will transfer the manufacturing of some of our GSM products to Eastcom and cooperate in the development of product enhancements. Sales in China pose significant additional risks, which include:

  •
  potential inability to enforce contracts or take other legal action, including actions to protect intellectual property rights;

  •
  difficulty in collecting revenues, obtaining letters of credit, and risks related to fluctuations in currency exchange rates, particularly when sales are denominated in the local currency rather than in U.S. dollars;

  •
  changes in United States foreign trade policy towards China which may restrict our ability to export products to, or make sales in, China and similar changes in China's policy regarding the United States;

  •
  changes in government regulation affecting companies doing business in China, either through export sales or local manufacturing operations; and

  •
  intense price competition and reduced demand in the market for GSM infrastructure equipment in China.

        In the event our revenue levels from sales to China increase, we will become increasingly subject to these risks. The occurrence of any of these risks would harm our revenues or cash collections from China and could in turn cause our revenue, cash flow or growth to decline and harm our business and results of operations.

If we fail to improve our operational systems and controls to manage future growth, our business could be seriously harmed.

        We plan to continue to expand our operations significantly to pursue existing and potential market opportunities including the market for 3G products. This growth and new technology places significant demands on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We must strictly control costs and manage our business to achieve cash-flow breakeven in order to achieve our goals while pursuing market opportunities.

Our future success depends on the continued service of our management team and our ability to hire, retain or maintain sufficient key personnel.

        We have recently experienced significant changes in our senior management, including the appointment of our President and Chief Executive Officer Erwin Leichtle in July 2003. Prior to Mr. Leichtle's joining interWAVE, William E. Gibson, a member of interWAVE's Board of Directors, served as the Chairman of an Executive Committee consisting of our senior management, which managed the duties previously undertaken by the Chief Executive Officer of interWAVE following the resignation of our former Chief Executive Officer. These changes may be disruptive to our business.

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

        As of June 30, 2003, our executive officers, directors and 5% or greater shareholders and their affiliates owned approximately 2.1 million shares or approximately 31.7% of our outstanding common shares. Acting together, these shareholders may be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

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

        Except for our U.S. subsidiaries, we do not consider ourselves to be engaged in a trade or business in the United States. Our U.S. subsidiaries are subject to U.S. taxation on their worldwide income, and dividends from our U.S. subsidiaries are subject to U.S. withholding tax. We and our non-U.S. subsidiaries would, however, be subject to U.S. federal income tax on income related to the conduct of a trade or business in the United States. If we were determined to be subject to U.S. taxation, our financial results would be significantly harmed. We cannot assure you that the Internal Revenue Service will not contend that our Bermuda-based operations are engaged in a U.S. trade or business and, therefore, are subject to U.S. income taxation. See "Taxation" in this Form 10-K for more information on the tax consequences of operating outside the United States.

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

We have recorded impairment losses in the past and any future impairment of long-lived assets could have a material adverse impact on our financial conditions and results of operations.

        Our long-lived assets include intangible assets as a result of our purchasing of assets or businesses. Any further impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operations.

Item 7A. Qualitative and Quantitative Disclosures About Market Risks

Foreign Exchange

        Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk. Through June 30, 2003, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

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

Customer Financing

        Participants in the telecommunications industry typically require significant capital resources. Many wireless service providers are required to expend large amounts of capital to acquire rights to the cellular spectrum from national governments. As a result, these wireless service providers often seek vendor financing from their network equipment suppliers. In order to remain competitive, suppliers are often required to offer extended payment terms, and, on occasion, lines of credit that cover not only equipment financing but also working capital needs of the wireless service providers. These financing arrangements may have an impact on the payment terms on shipments to our customers.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors and Shareholders
interWAVE Communications International, Ltd.:

        We have audited the accompanying consolidated balance sheets of interWAVE Communications International, Ltd. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of interWAVE Communications International, Ltd. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of July 1, 2002.

/s/ KPMG LLP

Mountain View, California
September 25, 2003

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$4,371	$11,403
Short-term investments	—	2,849
Restricted cash, short term portion	107	1,430
Trade receivables, net of allowance of $2,403 and $5,422 at June 30, 2003 and 2002, respectively	5,959	5,090
Trade receivables from related parties	625	4,944
Inventories	8,058	13,665
Prepaid expenses and other current assets	2,421	3,509

Total current assets	21,541	42,890
Restricted cash, long term portion	147	684
Property and equipment, net	4,321	6,999
Intangibles, net	7,150	1,660
Other assets	118	394

Total assets	$33,277	$52,627

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,324	$7,972
Deferred revenue	1,939	1,806
Deferred revenue from related parties	141	477
Accrued expenses	5,692	4,577
Accrued compensation	2,193	3,534
Accrued restructuring	1,915	782
Advance customer deposits	1,567	—
Current portion of notes and capital leases payable	786	562
Short-term borrowings	1,000	—
Income taxes payable	417	268

Total current liabilities	20,974	19,978
Notes payable, long term portion	—	176
Capital lease obligations, long term portion	306	792
Other long-term liabilities	1,978	1,534

Total liabilities	23,258	22,480
Commitments and contingencies
Shareholders' equity:
Convertible preferred shares, $8.30 par value; 5,650,000 shares authorized; no shares issued and outstanding at June 30, 2003 and 2002	—	—
Common shares, $0.01 par value; 10,000,000 shares authorized; 6,755,177 and 5,811,935 shares issued and outstanding at June 30, 2003 and 2002, respectively	67	58
Additional paid-in capital	338,225	329,677
Deferred stock compensation	—	(298)
Receivable from shareholders	(456)	(455)
Accumulated other comprehensive loss	(906)	(188)
Accumulated deficit	(326,911)	(298,647)

Total shareholders' equity	10,019	30,147

Total liabilities and shareholders' equity	$33,277	$52,627

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2003	2002	2001
Product revenues	$26,997	$39,340	$24,508
Service revenues	2,963	3,615	2,024

Total revenues (inclusive of related party revenues of $4,102, $13,778 and $9,688 for 2003, 2002 and 2001, respectively)	29,960	42,955	26,532

Product cost of revenues	16,202	32,666	20,648
Service cost of revenues	4,529	5,540	5,198
Amortization of intangible assets	1,685	6,085	3,740

Total cost of revenues	22,416	44,291	29,586

Gross profit (loss)	7,544	(1,336)	(3,054)
Operating expenses:
Research and development	12,937	19,793	30,483
Selling, general and administrative	19,017	29,163	32,915
Amortization of deferred stock compensation*	194	(227)	3,054
In-process research and development	—	—	606
Losses (gains) on asset sales and asset impairments, net	(144)	16,657	23,202
Restructuring charges (credit)	3,485	(1,986)	6,581

Total operating expenses	35,489	63,400	96,841

Loss from operations	(27,945)	(64,736)	(99,895)
Interest income	167	1,373	6,482
Interest expense	(166)	(317)	(187)
Other expense, net	(53)	(436)	(212)

Loss before income taxes	(27,997)	(64,116)	(93,812)
Income tax expense	(267)	(209)	(324)

Net loss	$(28,264)	$(64,325)	$(94,136)

Basic and diluted net loss per share	$(4.34)	$(11.52)	$(19.25)

Shares used in computing basic and diluted net loss per share	6,508	5,583	4,890

*Amortization of deferred stock compensation can be classified as follows:
Cost of revenues	$39	$102	$1,080
Research and development	177	595	836
Selling, general and administrative	(22)	(924)	1,138

Total	$194	$(227)	$3,054

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss (In thousands, except share data)
Fiscal Years ended June 30, 2001, 2002 and 2003

	Convertible Preferred Shares
			Common Shares				Subscriptions and Amounts Receivable From Shareholder
					Additional Paid-In Capital	Services Receivable From Shareholder		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balances as of June 30, 2000	—	—	4,674,896	$47	$313,764	$(4,384)	$(416)	$(6,239)	$33	$(140,186)	$162,619
Issuance of common shares for acquisition of Microcellular Systems	—	—	55,554	1	7,264	—	—	—	—	—	7,265
Issuance of common shares for acquisition of Wireless, Inc.	—	—	641,894	6	7,883	—	—	—	—	—	7,889
Exercise of warrants	—	—	99,747	1	39	—	—	—	—	—	40
Assumption of Microcellular Systems's unvested options	—	—	—	—	363	—	—	(153)	—	—	210
Assumption of Wireless Inc.'s warrants	—	—	—	—	33	—	—	—	—	—	33
Write-off of services receivable from shareholders and performance of services	—	—	—	—	—	4,384	—	—	—	—	4,384
Stock-based compensation to non-employees	—	—	—	—	137	—	—	—	—	—	137
Exercise of stock options	—	—	34,880	—	680	—	—	—	—	—	680
Issuance of common shares for Employee Stock Purchase Plan	—	—	45,899	1	678	—	—	—	—	—	679
Reversal of deferred stock compensation upon termination	—	—	—	—	(1,033)	—	—	1,033	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	3,054	—	—	3,054
Other	—	—	—	—	(152)	—	(28)	—	—	—	(180)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(94,136)	(94,136)	(94,136)
Unrealized gain on investments	—	—	—	—	—	—	—	—	458	—	458	458
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	79	—	79	79

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(93,599)

Balances as of June 30, 2001	—	—	5,552,870	$56	$329,656	$—	$(444)	$(2,305)	$570	$(234,322)	$93,211

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss (In thousands, except share data) (Continued)
Fiscal Years ended June 30, 2001, 2002 and 2003

	Convertible Preferred Shares
			Common Shares				Subscriptions and Amounts Receivable From Shareholder
					Additional Paid-In Capital	Services Receivable From Shareholder		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Issuance of common shares	—	—	222,977	$2	$1,956	—	—	—	—	—	$1,958
Repurchase of common shares	—	—	(46,900)	—	(481)	—	—	—	—	—	(481)
Exercise of stock options	—	—	26,976	—	209	—	—	—	—	—	209
Issuance of common shares for Employee Stock Purchase Plan	—	—	45,884	—	370	—	—	—	—	—	370
Exercise of warrants	—	—	10,128	—	12	—	—	—	—	—	12
Interest earned on shareholder receivable	—	—	—	—	—	—	(11)	—	—	—	(11)
Stock-based compensation to non-employees	—	—	—	—	208	—	—	—	—	—	208
Repurchase of stock warrants	—	—	—	—	(126)	—	—	—	—	—	(126)
Issuance of stock warrants for services	—	—	—	—	107	—	—	—	—	—	107
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,029	—	—	1,029
Recapture of compensation expense for option cancellations in excess of straight line	—	—	—	—	(1,256)	—	—	—	—	—	(1,256)
Reversal of Deferred Stock Compensation upon termination	—	—	—	—	(978)	—	—	978	—	—	—
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	—	(64,325)	(64,325)	(64,325)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(445)	—	(445)	(445)
Accumulated unrealized (loss) on investments	—	—	—	—	—	—	—	—	(313)	—	(313)	(313)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(65,083)

Balances as of June 30, 2002	—	—	5,811,935	$58	$329,677	$—	$(455)	$(298)	$(188)	$(298,647)	$30,147

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss (In thousands, except share data) (Continued)
Fiscal Years ended June 30, 2001, 2002 and 2003

	Convertible Preferred Shares
			Common Shares				Subscriptions and Amounts Receivable From Shareholder
					Additional Paid-In Capital	Services Receivable From Shareholder		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Issuance of common shares and warrants to UT Starcom	—	—	583,657	$6	$3,314	—	—	—	—	—	$3,320
Issuance of common shares for acquisition of GBase Corp.	—	—	316,847	3	5,299	—	—	—	—	—	5,302
Exercise of stock options	—	—	1,066	—	8	—	—	—	—	—	8
Issuance of common shares for Employee Stock Purchase Plan	—	—	41,672	—	66	—	—	—	—	—	66
Shareholder payment received	—	—	—	—	—	—	11	—	—	—	11
Interest earned on shareholder receivable	—	—	—	—	—	—	(12)	—	—	—	(12)
Other	—	—	—	—	(35)	—	—	—	1	—	(34)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	194	—	—	194
Reversal of Deferred Stock Compensation upon termination	—	—	—	—	(104)	—	—	104	—	—	—
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	—	(28,264)	(28,264)	(28,264)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(681)	—	(681)	(681)
Realized gain on investments	—	—	—	—	—	—	—	—	(38)	—	(38)	(38)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(28,983)

Balances as of June 30, 2003	—	—	6,755,177	$67	$338,225	$—	$(456)	$—	$(906)	$(326,911)	$10,019

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(28,264)	$(64,325)	$(94,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,772	12,758	13,059
Amortization of deferred stock compensation	194	(227)	3,054
Losses (Gains) on asset sales and asset impairments, net	(144)	16,657	23,202
Stock compensation expense	(35)	—	—
Inventory valuation and purchase commitment charges	—	7,937	5,353
In-process research and development	—	—	606
Non-cash restructuring charges	283	(1,248)	6,581
Loss on disposition of property and equipment	—	1,243	—
Provision for bad debt	(1,038)	2,125	10,363
Interest accrued on shareholders' receivable	(12)	(11)	—
Warrants issued	320	107	—
Value of consulting/engineering services received in exchange for shares	—	208	137
Changes in operating assets and liabilities:
Trade receivables	4,488	2,616	(4,322)
Inventories	5,607	7,004	(20,610)
Prepaid expenses and other assets	1,088	579	1,280
Accounts payable	(3,623)	(4,260)	(2,947)
Accrued expenses and other liabilities	2,915	(10,679)	7,499
Deferred revenue and other	533	705	1,492

Net cash used in operating activities	(12,916)	(28,811)	(49,389)
Cash flows from investing activities:
Sale of short-term investments, net	2,811	16,850	73,124
Proceeds from sale of property & equipment	100	—	—
Purchases of property and equipment	(984)	(2,207)	(7,158)
Purchase of licensed technologies, trademarks and patents	(3,021)	(624)	(1,053)
Acquisitions, net of cash acquired	2,000	—	(18,459)
Equity investments	—	—	(4,931)

Net cash provided by investing activities	906	14,019	41,523
Cash flows from financing activities:
Decrease (increase) in restricted cash	1,860	(625)	(813)
Proceeds from issuances of common shares and/or warrants	3,000	1,958	—
Proceeds from short-term borrowings	1,200	—	—
Principal payments on notes payable and other liabilities	(486)	(651)	(11,572)
Proceeds from exercise of warrants, options and ESPPs	74	591	1,399
Payment received on notes receivable	—	—	1,120
Repurchase of common shares	—	(481)	(152)
Advance to (payment from) shareholder and other	11	(126)	(28)

Net cash provided by (used in) financing activities	5,659	666	(10,046)
Effect of exchange rate changes on cash and cash equivalents	(681)	(445)	73

Net decrease in cash and cash equivalents	(7,032)	(14,571)	(17,839)
Cash and cash equivalents at beginning of year	11,403	25,974	43,813

Cash and cash equivalents at end of year	$4,371	$11,403	$25,974

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$164	$317	$187
Cash paid during year for taxes	$132	$221	$208
Common shares issued and stock options and warrants assumed for acquisitions	$5,302	$—	$15,397
Equipment given for minority investments	$—	$—	$1,565
Conversion of trade receivables into notes receivable	$—	$—	$2,321
Purchase of property and equipment under notes payable	$—	$—	$1,784
Deferred stock-based compensation	$—	$—	$153

See accompanying notes to consolidated financial statements.

interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal Years ended June 30, 2003, 2002 and 2001

(1) The Company and Summary of Significant Accounting Policies

(a) Description of Business

        interWAVE Communications International, Ltd. (the "Company") develops, manufactures and markets compact mobile wireless network solutions for GSM wireless communications and cellular products on a global basis. The Company's GSM products are primarily marketed to communication equipment providers, wireless service providers and systems integrators.

        The Company's fiscal years 2003 and 2002 ended on the last day of the actual calendar month and fiscal 2001 was a 52-week year. Prior to November 2001, the Company's fiscal periods ended on the Friday nearest the calendar month end. For presentation purposes the accompanying consolidated financial statements and notes refer to the calendar month end. This change did not have a material impact on the Company's financial position or results of operations.

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

        All common share numbers disclosed in this Form 10-K have been retroactively adjusted to account for the 1-for-10 reverse stock split which took effect on April 30, 2003.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses, including net losses of $28.3 million, $64.3 million and $94.1 million for the years ended June 30, 2003, 2002 and 2001, respectively, and the Company also had net cash used in operations of $12.9 million, $28.8 million, and $49.4 million for the years ended June 30, 2003, 2002 and 2001, respectively. Management is currently executing plans intended to increase revenues and margins, reduce costs and raise additional amounts of cash through the issuance of debt, equity, asset sales or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders, and the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to successfully execute such plans, it may be required to reduce the scope of its planned operations, which could harm its business, or it may even need to cease operations.

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

(d) Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of more than three months and less than one year are classified as short-term investments. All short-term investments are classified as "available-for-sale."

        The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. Available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income. The Company has cash equivalents with various high quality institutions and limits the amount of credit exposure to any one institution.

(e) Concentration of Risk

        Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on trade receivables. The Company maintains an allowance for potential credit losses.

        The following table summarizes information relating to the Company's significant customers with balances greater than 10% of trade receivables as of:

	June 30,
	2003	2002
Trade Receivables
Widespread Trading International	25%	—
Hutchison Telecommunications Group(1)(2)	*	19%
Eastern Communications Co., Ltd.(2)	*	13%

        The following table summarizes information relating to the Company's significant customers with revenues comprising greater than 10% of revenue:

	Years Ended June 30,
	2003	2002	2001
Revenues
Hutchison Telecommunications Group(1)(2)	*	25%	20%
Campus Link	—	—	10%
Nortel Networks(3)	*	—	*

(1)
Hutchison Telecommunications Group includes Hutchison Telecommunications (Hong Kong), HutchMax, Lanka Cellular Systems, and Comunicaciones Personales, S.A.

(2)
Denotes related party.

(3)
Nortel Networks is no longer a related party as of June 30, 2003.

        * Less than 10%. No one customer represented more than 10% of revenue in fiscal 2003.

        The Company currently relies on limited supply sources for key components used in the manufacture of its products. Additionally, the Company relies primarily on a single third party manufacturer for the production of its products.

(f) Inventories

        Inventories are stated at the lower of cost or market using the first in first out method. Inventory costs include material, labor and overhead. The Company performs a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, quality issues, excess inventory, and obsolescence. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory at net realizable value.

(g) Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation, calculated using the straight-line depreciation method over the estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized over the life of the underlying lease or the estimated useful life, whichever is shorter.

(h) Revenue Recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." Accordingly, equipment revenue is recognized when all of the following have occurred: persuasive evidence of an arrangement exists, the product has been shipped, title and all of the benefits and risk of loss have passed to the customer, the Company has the right to invoice the customer, collection of the receivable is reasonably assured, and the Company has fulfilled all pre-sale contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed. Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to the Company. Although the Company's products contain a software component, the software is not sold separately. The Company does not provide software upgrades to its customers, and the software is incidental to the product as a whole.

(i) Research and Development Costs

        Costs to develop the Company's products are expensed as incurred.

(j) Advertising and Marketing Costs

        The Company expenses all advertising and marketing costs as incurred, which is included as part of selling, general and administrative expenses. Advertising and marketing expenses were $0.2 million, $0.6 million and $1.3 million in 2003, 2002, and 2001, respectively.

(k) Impairment of Long-Lived Assets

        The Company evaluates long-lived assets and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is estimated using discounted net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

(l) Intangible Assets

        As of June 30, 2003 intangible assets consisted of purchased technology and a Qualcomm license due to our asset purchase of GBase Communications in September 2002. The purchase technology is being amortized over four years through amortization of intangible assets. Additionally, in March 2003, the Company expanded its agreement with Qualcomm to include a worldwide CDMA infrastructure license. The expanded license grants the Company the right to develop, make and sell infrastructure equipment based on Qualcomm's CDMAOne and CDMA2000 1X/1xEV-DO technology. Accordingly, the Company recorded an additional license value at $2.5 million. The Qualcomm license is amortized through amortization of intangible assets based on the greater of the straight-line amortization over 5 years or units sold basis. As of June 30, 2002, intangible assets consisted of purchased technology, trademarks and patents, and are being amortized over four years.

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

(n) Net Loss Per Share

        The denominator used in the computation of basic and diluted net loss per share is the weighted-average number of common shares outstanding for the respective period. For the years ended June 30, 2003, 2002 and 2001, 2.1 million, 0.3 million and 5.3 million potential common shares, respectively, were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the calculation because of their anti-dilutive effect. All stock options are anti-dilutive in fiscals 2003, 2002 and 2001 due to the net losses for the years.

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

        Under SFAS No. 123, the Company is required to disclose the pro forma effects on net loss and net loss per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistently with the fair value approach described in SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share for the years ended June 30, 2003, 2002 and 2001, would have been changed as indicated below (in thousands, except per share amounts):

	June 30,
	2003	2002	2001
Net loss as reported	$(28,264)	$(64,325)	$(94,136)
Add: Stock-based employee compensation expense included in the reported loss, net of related tax effects	194	(227)	3,054
Less: Stock-based employee compensation expense using the fair value based method, net of related tax effect	(1,368)	(4,399)	(11,177)

Pro forma net loss	$(29,438)	$(68,951)	$(102,259)

Net loss per share:
As reported	$(4.34)	$(11.52)	$(19.25)

Pro forma	$(4.52)	$(12.35)	$(20.91)

        The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001 are presented below. Assumptions related to the Employee Stock Purchase Plan are not presented as the related compensation expense amounts are insignificant.

	2003	2002	2001
Weighted average risk-free rate	1.4%	3.5%	5.34%
Expected life (years)	3.2	4.3	3
Volatility	209%	286%	80%
Dividend yield	—	—	—

        During fiscal 2003, 2002 and 2001, the Company granted options with a weighted-average fair value of approximately $2.62, $9.20 and $29.10.

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

(q) Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net loss, but rather are recorded directly in shareholders' equity. The components of other comprehensive income (loss) for the years ended June 30, 2003, 2002 and 2001 include cumulative translation adjustments and unrealized gains and losses on short-term investments.

(r) Fair Value of Financial Instruments

        The carrying value of cash, cash equivalents, trade receivables, accounts payable and accrued expenses, and other current liabilities approximate fair value due to the short maturity of those instruments. The carrying value of the notes payable and short-term borrowings approximate fair value due to the variable interest rates on these notes.

(s) Reclassification

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(t) Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The Company adopted SFAS No. 142 as of July 1, 2002. Because the Company did not have any goodwill at the time of adoption, such adoption did not have an impact on the results of the Company's financial position, results of operations or its cash flows.

        Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over an estimated useful life of 4 years. Had the Company accounted for goodwill consistent with the provisions of SFAS No. 142 in prior periods, the Company's net loss would have been affected as follows (in thousands, except per share amounts):

	Fiscal Years Ended
	2003	2002	2001
Net loss	$(28,264)	$(64,325)	$(94,136)
Add back: Goodwill amortization	—	2,326	2,872

Adjusted net loss	$(28,264)	(61,999)	(91,264)

Basic and diluted loss per share:
Net loss	$(4.34)	$(11.52)	$(19.25)
Goodwill amortization	—	0.42	0.59

Adjusted net loss	$(4.34)	$(11.10)	$(18.66)

Weighted average common shares used in computing loss per share	6,508	5,583	4,890

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15. The Company adopted SFAS Nos. 143 for its fiscal year beginning July 1, 2002. The effect of adopting this statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In November 2002, the FASB issued FASB FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The effect of adopting these statements did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted prescribed format and provided the additional disclosures required by SFAS No. 148 in its financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company does not intend to adopt the fair value method of accounting for stock-based employee compensation.

        In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In May 2003, the EITF released Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental-Software." The Company is evaluating the provisions of this consensus but do not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on the Company's consolidated financial statements.

(2) Cash and Cash Equivalents and Short-Term Investments

(a) Cash and cash equivalents consisted of the following (in thousands):

	June 30,
	2003	2002
Cash	$4,015	$5,946
Money market funds	356	927
Commercial paper	—	4,530

	$4,371	$11,403

(b) Restricted cash:

        The Company maintains stand-by letters of credit in the amount of $0.3 million as collateral on the leased facility in Mountain View and a customer guarantee, which are restricted for use. As of June 30, 2003, $0.1 million is classified as restricted cash, short-term portion and $0.1 million is classified as long term portion on the accompanying consolidated balance sheets.

(c) Short-Term Investments:

        The Company redeemed all of its short-term investments during fiscal 2003. Available-for-sale investments for the fiscal year ended June 30, 2002 was as follows (in thousands):

	June 30, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$494	$7	$—	$501
Commercial paper	508	1	—	509
Corporate notes and bonds	1,813	40	(14)	1,839

Total available-for-sale investments	$2,815	$48	$(14)	$2,849

        The majority of the Company's investments were in short-term fixed rate debt and consisted primarily of A-1 and P-1 or better-rated financial instruments.

(3) Inventories

        Inventories consisted of the following (in thousands):

	June 30,
	2003	2002
Work in process	$4,634	$7,712
Finished goods	1,423	2,090
Inventory held at subcontractors	2,001	3,863

	$8,058	$13,665

(4) Property and Equipment, net

        A summary of property and equipment is as follows (in thousands):

	June 30,
	2003	2002
Machinery and equipment	$12,042	$19,935
Computer equipment	5,530	5,617
Furniture and fixtures	412	411
Leasehold improvements	182	1,072

	18,166	27,035
Less accumulated depreciation and amortization	(13,845)	(20,036)

	$4,321	$6,999

(5) Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	June 30,
	2003	2002
Accrued purchase commitments	$697	$1,300
Qualcomm license	1,289	—
Accrued acquisition contingent consideration	345	—
Accrued professional service expenses	590	540
Other	2,771	2,737

	$5,692	$4,577

(6) Acquisitions

        In September 2002, the Company completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc. The purchase was accounted for as an acquisition of assets.

        Under the asset purchase agreement, the Company acquired substantially all of GBase's assets and assumed most of its liabilities for an initial purchase price of 0.32 million common shares at $20 per share. An additional 0.02 million common shares were placed in an escrow pending the satisfaction of certain contingencies. Contingent consideration of 0.08 million common shares were placed in an escrow and will be released in two tranches subject to the continued employment of key GBase personnel for periods of 12 and 18 months following the asset purchase.

        In addition, if the average of the Company's closing share price during the last calendar quarter of 2003 is below approximately $20 per share, the Company will be obligated to issue additional contingent consideration in common shares and cash, such that the total consideration at that time equals $6.7 million.

        The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common stock issued	5,302

$6,277

Other tangible assets	$123
Qualcomm licenses	1,403
Purchased technology	4,751

$6,277

        The value of the contingent consideration of $0.3 million and $0.1 million are being recognized ratably as stock compensation expense over the next 12 and 18 months, respectively. For the year ended June 30, 2003, $0.3 million related to this contingent consideration was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations. Purchased technology is amortized over the estimated useful life of 4 years and classified as amortization of intangible assets, which is included in cost of revenue.

        In October 2002, the Company entered into a licensing agreement with Telos Technology Ltd ("Telos"). Under the agreement, the Company granted a perpetual license to Telos to use certain technology acquired in the GBase acquisition for consideration of $2 million. The $2 million received was offset against the cost of GBase's purchased technology.

        There were no acquisition activities in fiscal 2002. During fiscal 2001, the Company completed three acquisitions. The following table summarizes the fiscal 2001 acquisitions, all of which were accounted for under the purchase method of accounting (purchase price in millions):

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

(7) Other Assets

        The Company has made certain minority equity investments in non-publicly traded companies. The Company's minority equity investments in non-public companies are included in other assets on the Company's consolidated balance sheets, are carried at cost, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks corporate governance or significant influence over the respective company's operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the inability to obtain additional private financing to fulfill the investee's stated business plan and cash burn rate; the need for changes to the respective investee's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. Other assets were $0.1 million and $0.4 million as of June 30, 2003 and 2002, respectively.

(8) Losses (Gains) on Asset Sales and Asset Impairments, Net

        The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the Company's review of our year-end results, we performed an impairment analysis of identifiable intangible assets recorded in connection with our purchase of GBase assets and other long-lived assets. The assessment was performed primarily due to the continuing softening of the global economy and the telecommunications industry in particular, the continuing decline in our stock price, the net assets exceeding our market capitalization, and the overall decline in industry growth rates which indicate that this trend may continue for an indefinite period.

        As a result of this assessment, the Company recorded approximately $83 thousand, $19.6 million and $23.2 million in asset impairment charges for the years ended June 30, 2003, 2002 and 2001, respectively. For fiscal 2003, the $83 thousand impairment charge was to write down the net book value of primarily computer equipment and leasehold improvements, which were no longer in use. Additionally, the Company recorded $0.2 million net gain from the sale of certain assets. For fiscal 2002, $16.7 million was to write off the net book value of goodwill and property and equipment from interWAVE's acquisition of Wireless, Inc., as well as an additional $2.9 million to write off Wireless, Inc.'s inventories, which was charged to cost of revenues. For fiscal 2001, $23.2 million in asset impairment charges included $12.6 million to write down the net book value of goodwill and other intangible assets from its acquisitions of 3C and Microcellular to zero. In addition, the Company recorded another $10.6 million in other asset impairment charges including shareholder services receivables from Nortel and Intasys (in thousands):

Fiscal 2003	Balance at June 30, 2002	Additions/ (Disposals/Usage)	Depreciation/ Amortization	Losses (Gains) on Asset Sales and Asset Impairments, Net	Balance at June 30, 2003
Property and Equipment(1):
interWAVE	$8,045	$—	$(7,962)	$83	$—

	$8,045	$—	$(7,962)	$83	$—

Fiscal 2002	Balance at June 30, 2001	Additions/ (Disposals/Usage)	Depreciation/ Amortization	Losses (Gains) on Asset Sales and Asset Impairments, Net	Balance at June 30, 2002
Intangible assets(1):
Wireless, Inc.	$21,624	$891	$(6,517)	$15,998	$—
Inventories(2):
Wireless, Inc.	5,222	(1,972)	—	2,916	334
Property and Equipment(1):
Wireless, Inc.	2,804	(843)	(1,302)	659	—

	$29,650	$(1,924)	$(7,819)	$19,573	$334

Fiscal 2001	Balance at June 30, 2000	Additions/ (Disposals/Usage)	Depreciation/ Amortization	Losses (Gains) on Asset Sales and Asset Impairments, Net	Balance at June 30, 2001
Intangible assets:
Microcellular Systems Limited	$—	$12,609	$(2,635)	$9,974	$—
3C	—	4,033	(1,344)	2,689	—
Nortel patent license	550	—	(200)	350	—
Other assets:
Blue Sky investment	—	6,265	—	6,265	—
3C	—	2,000	(1,500)	500	—
Other	476	—	—	476	—
Equity:
Shareholder services receivables	4,384	—	(1,436)	2,948	—

	$5,410	$24,907	$(7,115)	$23,202	$—

(1)
The impairment for intangible assets and property and equipment was charged to losses (gains) on asset sales and asset impairments, net.

(2)
The impairment for inventories was charged to cost of revenues.

        The write-down to estimated fair value was based upon the estimated future discounted cash flows from operations and estimated terminal values of the businesses.

(9) Restructuring

        The Company's restructuring accrual as of June 30, 2003 and 2002 is summarized as follows (in thousands):

Fiscal 2003	Restructuring Accrual as of June 30, 2002	Additions/ Reversals		Payments	Restructuring Accrual as of June 30, 2003
Future lease payments related to abandoned facilities	$747	$2,300		$(1,282)	$1,765
Workforce reduction	35	902		(787)	150

Total	$782	$3,202	*	$(2,069)	$1,915

*
Restructuring charges in the consolidated statement of operations for the fiscal year ended June 30, 2003 include this addition to the restructuring accrual plus an amount of $283 thousand representing the net book value of property and equipment written off upon closure of facilities.

        During fiscal 2003 the Company reduced its workforce by an additional 133 employees and closed certain facilities. As a result, the Company recorded restructuring expense related to severance payments and future lease commitments and recorded a charge of $3.5 million.

        In September 2003, interWAVE renegotiated all remaining obligations under its lease agreement for the Menlo Park, California facility in exchange for monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million. The discounted value of $1.8 million is included on the accompanying consolidated balance sheet in accrued restructuring expenses. The remaining workforce reduction accrual of $0.2 million is expected to be paid out by December 2003.

Fiscal 2002	Restructuring Accrual as of June 30, 2001	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2002
Future lease payments related to abandoned facilities	$5,986	$(3,494)	$(1,745)	$747
Abandoned leasehold improvements	595	(595)	—	—
Workforce reduction	—	855	(820)	35

Total	$6,581	$(3,234)**	$(2,565)	$782

**
Restructuring credits in the consolidated statement of operations for the fiscal year ended June 30, 2002 include this reduction of the restructuring accrual less an amount of $614 thousand representing renegotiated lease termination payments and an amount of $634 thousand representing the net book value of leasehold improvements ultimately proving to not be abandoned.

Fiscal 2001	Restructuring Accrual as of June 30, 2000	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2001
Future lease payments related to abandoned facilities	$—	$5,986	$—	$5,986
Abandoned leasehold improvements	—	595	—	595

Total	$—	$6,581	$—	$6,581

        During fiscal 2002, the Company reduced its workforce by an additional 107 employees, and closed certain facilities. As a result, the Company recorded a restructuring expense related to severance payments and future lease commitments and recorded an additional charge of $0.9 million.

        Also in fiscal 2002, the Company negotiated and signed a lease termination agreement, which reduced the Company's operating lease commitment significantly over the next three years. The actual termination agreement differed from the estimate and resulted in a reduction of the lease loss accrual and accordingly the Company reversed $2.9 million as a restructuring credit in the accompanying consolidated statements of operations.

(10) Accrued Warranty and Related Costs

        The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end user. The Company provides currently for the estimated costs that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, and knowledge of specific product failures that are outside of the Company's typical experience. The Company assesses the adequacy of its warranty liability at least quarterly and adjusts the amounts as necessary based on actual experience and changes in future expectations.

        The following table reconciles changes in the Company's accrued warranties which is included in the accrued expenses and related costs for the years ended June 30, 2003, 2002 and 2001:

	Fiscal Years Ended
	2003	2002	2001
Beginning accrued warranty and related costs	$644	$803	$803
Cost of warranty claims	(75)	(159)	—

Ending accrued warranty and related costs	$569	$644	$803

(11) Income Taxes

        Income tax expense for the fiscal years ended June 30, 2003, 2002 and 2001 consisted of the following (in thousands):

	Current	Deferred	Total
2003:
U.S. Federal	$—	$—	$—
Foreign	267	—	267

Total	$267	$—	$267

2002:
U.S. Federal	$—	$—	$—
Foreign	209	—	209

Total	$209	$—	$209

2001:
U.S. Federal	$—	$—	$—
Foreign	306	18	324

Total	$306	$18	$324

        The reconciliation between the amount computed by applying the U.S. Federal statutory tax rate of 34% to net loss before income taxes and the actual provision for income taxes follows (in thousands):

	June 30,
	2003	2002	2001
Income tax benefit at statutory rate	$(9,519)	$(21,800)	$(31,896)
Non-U.S. income taxed at rate other than the U.S. federal rate	(51)	(112)	17
Losses in a zero tax jurisdiction	3,432	10,664	21,385
Net losses and temporary differences for which no current benefit is recognized	6,370	11,421	10,432
Other	35	36	386

	$267	$209	$324

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows (in thousands):

	June 30,
	2003	2002
Deferred tax assets:
Technology asset	$240	$375
Inventory	5,546	4,908
Allowance for doubtful accounts	—	—
Accruals and allowance	2,936	1,988
Net operating loss carryforwards	67,203	65,037
Research and other tax credit carryforwards	10,975	9,950
Property and equipment	535	320

Total gross deferred tax assets	(87,435)	82,578
Less valuation allowance	(87,435)	(82,578)

Total deferred tax assets	$—	$—

        The net change in the total valuation allowance from the year ended June 30, 2003, 2002 and 2001 was an increase of approximately $4.9 million, $40.8 million and $10.4 million, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance is required.

        The Company has net operating loss carryforwards for federal and California income tax return purposes of approximately $186.9 million and $106.0 million, respectively. The U.S. Federal net operating losses expire beginning in 2010 through 2023. California net operating loss carryforwards will expire beginning 2002 through 2013.

        The Company also has research credit carryforwards for U.S. federal and California income tax return purposes of approximately $5.4 million and $4.6 million, respectively. The federal research credit carryforwards will expire beginning in 2010 through 2023. California research credits carry forward indefinitely until utilized. The Company has California manufacturer's investment credit carryforwards of approximately $1.0 million, which expire in 2006 through 2013.

(12) Lines of Credit

        The Company has two credit facilities for a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. Availability is based on amounts drawn not to exceed 50% of the European subsidiary's trade receivables due less than 120 days. The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. Collateral is based on specific receivables and certain assets of the Company's European subsidiary. As of June 30, 2003 and 2002, $0.2 million and $0.3 million has been drawn down, respectively. If the Company elects to borrow funds under its committed lines of credit, the Company will incur additional interest expense during any periods when amounts are outstanding under the lines. The two credit facilities will expire in October 2004.

In June 2003, the Company obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at and interest rate of 1.5% monthly on gross accounts receivable outstanding. $1.0 million has been drawn down as of June 30, 2003. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable. In September 2003, the availability under the line of credit was increased to $2.5 million. The line of credit is available through June 29, 2004.

(13) Shareholders' Equity

1994 Stock Plan

        The Company adopted the 1994 Stock Plan in July 1994. This plan provides for the grant of incentive stock options to employees, including employee directors, and non-statutory stock options and stock purchase rights to employees, directors and consultants. As of June 30, 2003, the Company has reserved 10.73 million common shares for issuance under this plan.

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

1999 Option Plan

        The 1999 Option Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and share purchase rights to employees, directors and consultants. Unless terminated sooner, this option plan will terminate in 2009. As of June 30, 2003, 0.97 million shares are reserved for issuance under this stock option plan. Similar to the 1994 Option Plan, shares generally vest 25% after one year, with the remainder vesting monthly over the following three years, with 10-year expiration.

2001 Supplemental Stock Option Plan

        During the year ended June 30, 2001, the Company adopted the 2001 Supplemental Stock Option Plan, which provides for non-statutory stock options to be granted to employees and service providers of the Company, but excludes executive officers and members of the Board of Directors. As of June 30, 2003, 0.4 million shares are reserved for the 2001 Supplemental Stock Option Plan. Similar to the 1994 Option Plan, shares generally vest 25% after one year, with the remainder vesting monthly over the following three years, with 10-year expiration.

        The 1994 Stock Plan, the 1999 Option Plan and the 2001 Supplemental Stock Option Plan are collectively known as the "Plan."

        A summary of the Company's Plan activity is as follows:

	June 30,
	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,109,125	$29.05	911,682	$43.70	561,273	$37.00
Granted	558,900	2.62	518,700	9.20	532,082	51.20
Exercised	(1,066)	7.40	(26,976)	7.40	(34,881)	19.40
Canceled	(387,071)	28.77	(294,281)	42.50	(146,792)	51.10

Outstanding at year-end	1,279,888	17.61	1,109,125	29.00	911,682	43.70

Options exercisable at year-end	454,453	$31.25	398,229	$37.00	252,384	$33.40

        The following table summarizes information about share options outstanding and exercisable under the Plan as of June 30, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.70-$1.70	10,300	9.71	$1.70	—	$0.00
$1.80-$2.03	252,000	9.85	$2.03	—	$0.00
$2.25-$2.40	171,116	9.80	$2.35	14,999	$2.36
$2.60-$6.80	138,357	9.03	$4.29	68,542	$3.27
$7.00-$8.90	186,348	7.53	$7.91	106,252	$7.60
$9.00-$9.60	185,635	8.55	$9.40	46,921	$9.33
$9.70-$26.25	134,441	6.46	$15.70	78,865	$13.40
$26.88-$80.00	136,035	7.14	$46.63	89,553	$51.69
$85.00-$179.38	62,603	7.03	$136.68	46,811	$135.99
$258.13-$258.13	3,053	6.75	$258.13	2,510	$258.13

$1.70-$258.13	1,279,888	8.44	$17.61	454,453	$31.25

        As of June 30, 2003, options available for grant under the Plans was 327,670.

1999 Employee Stock Purchase Plan

        The Company has a Employee Stock Purchase Plan, or ESPP, under which eligible employees may authorize payroll deductions of up to 15% of their compensation, as defined, to purchase common shares at a price of 85% of the lower of the fair market value as of the beginning or the end of the offering period. 41,711 common shares were available for issuance under the 1999 Employee Stock Purchase Plan as of June 30, 2003.

        The ESPP was adopted by the Board in September 1999 and approved by the shareholders at the 1999 annual shareholders meeting in January 2000. The amount of common shares reserved under the ESPP will be increased automatically on the first day of each fiscal year in the amount of 1% of the outstanding shares on such date or an amount determined by the Board. During the fiscal year 2003, 58,358 shares were added to the reserve for the share purchases.

        During fiscal 2003, 2002 and 2001, the Company granted options with a weighted-average fair value of approximately $2.62, $9.20 and $29.10.

        In October 2002, the Company issued warrants to purchase 0.2 million shares of its common stock to UTStarcom. The fair value of the warrant of $0.3 million was determined using the Black-Scholes pricing model with the following assumptions: interest rate at 3.5%, volatility at 122%, exercise price at $2.10 and 3-year terms. The $0.3 million was charged to the consolidated statement of operations as selling, general and administrative expenses.

(14) Transactions with Related Parties

        For the years ended June 30, 2003, 2002, and 2001, the Company engaged in transactions with related parties resulting in the following: revenue, deferred revenue, trade receivables and legal expenses: (in thousands):

	2003	2002	2001
Revenue:
Hutchison Telecommunications Group	$1,297	$10,636	$5,285
Eastern Communications Co., Ltd.	2,805	2,978	—
Campus Link	—	—	2,706
Nortel Networks(1)	—	164	1,697

	$4,102	$13,778	$9,688

Legal Expenses:
Wilson, Sonsini, Goodrich and Rosati(2)	$458	$255	N/A

	2003	2002
Deferred Revenue:
Hutchison Telecommunications Group	$22	$51
Eastern Communications Co., Ltd.	119	426

	$141	$477

	2003	2002
Trade Receivables:
Hutchison Telecommunications Group	$601	$2,927
Eastern Communications Co., Ltd.	24	2,017

	$625	$4,944

(1)
Nortel Networks is not a related company as of June 30, 2003.
(2)
Mario Rosati, a member of the law firm Wilson Sonsini Goodrich & Rosati, P.C. was a member of the Company's Board of Directors from May 2002 until he resigned in August 2003.

(15) Commitments and Contingencies

(a) Operating Lease Commitments

        The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates through December 2006. Future minimum lease payments as of June 30, 2003 (including the former Menlo Park facility discussed below) are as follows (in thousands):

Year ending June 30
2004	$1,854
2005	1,881
2006	634
2007	17

Total minimum lease payments	$4,386

        In May 2003, the Company relocated its principal administrative, manufacturing and engineering facilities from its facility in Menlo Park, California to its main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control. The three-year lease commenced in May 2003.

        The Company vacated its Menlo Park, California facility and in September 2003, it renegotiated all remaining obligations under its lease agreement for the Menlo Park, California facility in exchange for monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million. The discounted value of $1.8 million is included in the accompanying consolidated balance sheet as accrued restructuring expense.

        Rent expense was approximately $2.2 million, $3.5 million, and $4.0 million for the years ended June 30, 2003, 2002, and 2001, respectively.

(b) Capital Lease Commitments

        The Company has two capital leases with GE Capital. These leases expire in December 2004 and February 2005. Aggregate future minimum lease payments as of June 30, 2003 are as follows (in thousands):

Year ending June 30
2004	$543
2005	316

Total minimum lease payments	859
Less interest	(68)

Present value of payments under capital lease	791
Less current portion	(485)

Long-term portion of capital lease obligation	$306

(c) Future Qualcomm License Payments

        Future payments due Qualcomm for a worldwide CDMA infrastructure license are recorded in the consolidated balance sheet as of June 30, 2003 net of interest imputed at a rate of 10% per annum as follows (in thousands):

Accrued expenses (due fiscal 2004)	$1,289
Other long-term liabilities (due fiscal 2005)	876

$2,165

(d) Contract Manufacturers

        The Company generally commits to purchase products from its contract manufacturer to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of June 30, 2003, the Company had committed to make purchases totaling $1.1 million from this manufacturer in the next 60 days. In addition, in specific instances, the Company may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. There are currently no associated losses related to the purchase commitments.

        As of June 30, 2003 and 2002, the Company has established an accrual for purchase commitments of $0.7 million and $1.3 million, respectively, for excess inventory component commitments to key component vendors that it believes may not be realizable during future normal ongoing operations.

(16) Litigation

        On November 21, 2001, the Company and various of its officers and directors were named as defendants in Middleton v. interWAVE Communications International Ltd., et al., Case No. 01-CV-10598, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company's January 28, 2000 initial public offering ("IPO") failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of IPO shares. The amended complaint alleges claims against certain underwriters, the Company and its officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Similar complaints have been filed concerning more than 300 other IPOs; these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92.

        On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss against the Company.

        A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously; provided, however, such legal proceedings may be time consuming and expensive and the outcome could be adverse to the Company. An adverse outcome could have a material adverse effect on the Company's financial position, on its business and results of operations.

(17) Employee Benefit Plans

        The Company maintains a 401(k) defined contribution benefit plan (the "Plan") that covers all U.S. employees who have attained the age of at least 20.5 years. This Plan allows employees to defer up to 100% of their pretax salary in certain investments at the discretion of the employee. Under the Plan, the Company provides for a discretionary 100% vested Employer Matching Contribution equal to 10% of the amount a participant elects to defer as an elective contribution to the Plan up to a maximum of $1,000 during a plan year. The Company had matching contributions to the Plan of $109,000, $197,000 and $115,000 for the years ended June 30, 2003, 2002 and 2001, respectively. In 2003, the $109,000 match includes a discretionary match of $64,000 and a $45,000 match of 10% capped at $1,000 per participant.

(18) Segment Information

        SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

        The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Subsequent to the June 2002 impairment of the Company's Wireless, Inc. assets and the continued decline in the demand for Wireless, Inc.'s products, the financial information reviewed by the Company's principal executive officer has been identical to the information presented in the accompanying statements of operations. Accordingly, the Company has determined that effective July 1, 2002, it operated in a single cellular segment. Cellular products provide infrastructure equipment and software using cellular to support an entire wireless network within a single, compact enclosure.

        Due to the nature of the Company's business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the years ended June 30, 2003, 2002 and 2001 is based on the Company's customers' locations. Long-lived assets include property, plant and equipment. Property and equipment and intangible asset information is based on the physical location of the asset at the end of each period presented.

        Reportable segment information for each segment is as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
Net Revenues
GSM:
United States	$6,373	$4,149	$2,171
North America (other than United States)	1,522	1,967	1,513
Latin America	521	9,860	—
Europe, Middle East and Africa	14,420	11,215	13,200
Asia Pacific	6,104	7,836	7,395

Total GSM	28,940	35,027	24,279
CDMA:
United States	58	—	—
North America (other than United States)	962	—	—

Total CDMA	1,020	—	—
Broadband:
United States	—	1,390	522
Latin America	—	5,058	1,563
Europe, Middle East and Africa	—	1,051	65
Asia Pacific	—	429	103

Total Broadband	—	7,928	2,253

	$29,960	$42,955	$26,532

Net Revenues By Product Type
WAVEXpress	58%	65%	69%
Third party equipment	21	12	15
Other	21	23	16

	100%	100%	100%

Segment loss before income taxes
GSM	$27,997	$56,999	$92,949
Broadband	—	7,117	863

Total	$27,997	$64,116	$93,812

Depreciation and amortization
GSM	$4,772	$11,419	$12,957
Broadband	—	1,339	102

Total	$4,772	$12,758	$13,059

Interest income
GSM	$1	$1,081	$6,297
Broadband	—	(25)	(2)

Total	$1	$1,056	$6,295

Income tax expense
GSM	$267	$209	$324
Broadband	—	—	—

Total	$267	$209	$324

	As of June 30,
	2003	2002
Total assets
GSM	$27,618	$50,848
CDMA	5,659	—
Broadband	—	1,779

Total	$33,277	$52,627

        Net property and equipment by geographic location were as follows (in thousands):

	June 30,
	2003	2002
United States	$2,969	$5,163
Latin America	31	45
Europe	437	463
Asia	884	1,328

	$4,321	$6,999

        All intangible assets are located in the United States.

(19) Consolidated Supplementary Quarterly Data (unaudited)

        The following table sets forth certain unaudited condensed consolidated statement of operations data for each quarter of fiscal 2003 and fiscal 2002. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring and other adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. The Company's quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, the Company believes that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

	Quarters Ended
	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
	(in thousands)
Total revenues	$8,475	$6,580	$7,952	$6,953	$7,248	$14,731	$11,180	$9,796
Cost of revenues	4,816	4,931	6,152	6,517	16,629	10,320	9,020	8,322
Net loss	(5,154)	(5,459)	(8,043)	(9,608)	(38,973)	(1,977)	(10,192)	(13,183)
Basic and diluted net loss per share	(0.76)	(0.81)	(1.20)	(1.65)	(6.97)	(0.35)	(1.83)	(2.37)
Shares used to compute basic and diluted net loss per share	6,748	6,733	6,726	5,827	5,592	5,599	5,583	5,560

        The quarterly information for the fourth quarter ended June 30, 2003 includes a reduction in the allowance for doubtful accounts of $0.6 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item is incorporated herein by reference to the fiscal 2003 definitive Proxy Statement under the captions "Election of Directors," "Executive Officers," and "Compliance with Section 16(a) of the Exchange Act."

Item 11. Executive Compensation

        The information required by this item is incorporated herein by reference to the fiscal 2003 definitive Proxy Statement under the caption "Executive Compensation and Related Information."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information concerning security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the fiscal 2003 definitive Proxy Statement under the caption "Stock Ownership."

Equity Compensation Plan Information

        The following table provides information as of June 30, 2003 with respect to the common shares of the Company that may be issued under the Company's existing equity compensation plans.

			Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights
		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
Plan category
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,106,399	$18.72	154,469	(1)
Equity Compensation Plans Not Approved by Security Holders(3)	173,489	$10.59	214,912	(2)

Total	1,279,888	$17.61	369,381

(1)
Consists of common shares available for future issuance under the 1994 Stock Plan, the 1999 Option Plan and the 1999 Employee Stock Purchase Plan. As of June 30, 2003, 84,190 common shares were available for issuance under the 1994 Stock Plan, 28,568 common shares were available for issuance under the 1999 Option Plan and 41,711 common shares were available for issuance under the 1999 Employee Stock Purchase Plan. The number of common shares reserved under the 1999 Employee Stock Purchase Plan is increased automatically on the first day of each fiscal year by an amount equal to the lesser of (i) 1% of the outstanding common shares on such date or (ii) an amount determined by the Board of Directors of the Company.

(2)
Consists of common shares available for future issuance under the 2001 Supplemental Stock Option Plan. As of June 30, 2003, 214,912 common shares were available for issuance under the 2001 Supplemental Stock Option Plan.

(3)
During the year ended June 30, 2001, the Company adopted the 2001 Supplemental Stock Option Plan, which provides for non-statutory stock options to be granted to employees and service providers of the Company, but excludes executive officers and members of the Board of Directors. Options under the 2001 Supplemental Stock Option Plan generally vest over four years and expire ten years from the date of grant.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference to the fiscal 2003 definitive Proxy Statement under the caption "Certain Relationships and Related Party Transactions."

Item 14. Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to the fiscal 2003 definitive Proxy Statement under the caption "Audit Committee Report."

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1) Financial Statements

    The Financial Statements required by this item, with the independent auditors' report, are submitted in a separate section beginning on page 55 of this annual report and incorporated herein by reference.

    (2) Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended June 30, 2003, 2002, 2001
(in thousands)

	Balance Beginning of Year	Additions	Deductions*	Balance End of Year
2003:
Allowance for doubtful trade receivables	$5,422	$—	$(3,019)	$2,403
2002:
Allowance for doubtful trade receivables	$9,157	$2,125	$(5,860)	$5,422
2001:
Allowance for doubtful trade receivables	$634	$10,363	$(1,840)	$9,157
*
In fiscal 2003, deductions include a reduction in the allowance for doubtful accounts of $1,038 thousand and write offs of $1,981 thousand. In fiscal 2002 and 2001, deductions were all write offs.

    All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (3) Exhibits

    The exhibits listed in the Exhibit Index are filed or incorporated herein by reference as a part of this annual report.

  (b)
  Reports on Form 8-K

    On April 30, 2003, the Company filed a report on Form 8-K pursuant to Item 12, "Disclosure of Results of Operations and Financial Condition," announcing its financial results for the fiscal quarter ended March 31, 2003.

EXHIBIT INDEX

Exhibits		Description
3.2	(1)	Amended and Restated Bye-laws of the Registrant
3.3	(1)	Memorandum of Association
10.1	(1)	Form of indemnification agreement
10.2	(1)	1994 Stock Plan and form of stock option agreement and restricted stock purchase agreement
10.3	(1)	1999 Option Plan and form of subscription agreement
10.4	(1)	1999 Share Purchase Plan and form of subscription agreement
10.13	(1)	Amended and Restated Rights Agreement by and among Registrant and certain shareholders, dated in August 1999
10.17	(1)	Patent license agreement by and between Registrant and Nortel Networks Corporation
10.18	(1)	Technical information agreement by and between Registrant and Nortel Networks Corporation
10.21	(1)	Lease between Tyco Electronics Corporation and interWAVE Communications, Inc., dated November 24, 1999
10.22	(1)	Base Station System Agreement by and between Registrant and Lanka Cellular Services (PTV) Limited, dated December 1999
10.23	(2)	2001 Supplemental Stock Option Plan and form of subscription agreement.
10.24	(3)	Asset Purchase Agreement, by and among Registrant, interWAVE Advanced Communications, Inc. and GBase Communications, dated August 16, 2002*
10.25	(3)	Amendment to OEM Agreement between UTStarcom, Inc. and Registrant, dated September 27, 2002*
10.26	(4)	Technology License Agreement by and between Registrant, interWAVE Advanced Communications, Inc. and Telos Engineering LTD., dated October 10, 2002*
10.27		Letter of Employment between Registrant and Erwin F. Leichtle dated May 6, 2003
10.28		Lease termination agreement between Tyco Electronics Corporation and interWAVE Communications, Inc. dated September 19, 2003
10.29		Lease agreement between Stoesser Enterprises and interWAVE Communications, Inc. dated May 5, 2003.
11.1	(5)	Statement re computation of earnings per share
21.1		List of Subsidiaries
23.1		Independent Auditors' Consent
24.1	(6)	Power of Attorney
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

(2)
Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-8 (File No. 333-64854) filed on July 10, 2001.

(3)
Incorporated by reference to the exhibit filed with Registrant's Quarterly Report on Form 10-Q (File No. 001-15631) filed on November 14, 2002.

(4)
Incorporated by reference to the exhibit filed with Registrant's Quarterly Report on Form 10-Q (File No. 001-15631) filed on February 14, 2003.

(5)
Information included in consolidated financial statements filed herewith.

(6)
See page 94 of this Annual Report.

*
Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Mountain View, State of California, on September 29, 2003.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.
By:	/s/ ERWIN F. LEICHTLE Erwin F. Leichtle President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erwin F. Leichtle and Cal R. Hoagland, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ERWIN F. LEICHTLE Erwin F. Leichtle	President and Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2003
/s/ CAL R. HOAGLAND Cal R. Hoagland	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2003
/s/ PRISCILLA M. LU Priscilla M. Lu	Chairwoman of the Board of Directors	September 29, 2003
/s/ THOMAS R. GIBIAN Thomas R. Gibian	Director	September 29, 2003
/s/ WILLIAM E. GIBSON William E. Gibson	Director	September 29, 2003
/s/ KER ZHANG Ker Zhang	Director	September 29, 2003
/s/ NIEN DAK SZE Nien Dak Sze	Director	September 29, 2003
/s/ ANDREW C. WANG Andrew C. Wang	Director	September 29, 2003

QuickLinks

2003 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
  Overview
  Standards for Wireless Mobile Communications
  Market Opportunities
  Primary Objectives of the GSM Wireless Service Provider
  Our GSM Solutions
  Our GSM Products
  Product Summary
  Applications of Our GSM Network Systems
  Customers
  Sales and Marketing
  Customer Support
  Engineering
  Manufacturing
  Backlog
  Competition
  Government Regulation
  Proprietary Rights
  Trademarks
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Comparison of Fiscal Years Ended June 30, 2002 and 2001
  RISK FACTORS
  Item 7A. Qualitative and Quantitative Disclosures About Market Risks
  Interest Rates
  Customer Financing
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share data)
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share data)
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Loss
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
interWAVE COMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements Fiscal Years ended June 30, 2003, 2002 and 2001
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 2003, 2002, 2001 (in thousands)
EXHIBIT INDEX
SIGNATURES
POWER OF ATTORNEY