Form 10-Q
period 2003-09-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2003-11-14
CIK 1095478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-1095478

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 4, 2003, 6,872,542 common shares, par value $0.01 per share, of the Registrant were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,389	$4,371
Restricted cash, short term portion	107	107
Trade receivables, net of allowance of $2,603 and $2,403 as of September 30, 2003 and June 30, 2003, respectively	5,777	6,584
Inventories	7,099	8,058
Prepaid expenses and other current assets	2,675	2,421
Total current assets	22,047	21,541
Property and equipment, net	3,743	4,321
Intangibles, net	6,694	7,150
Restricted cash, long term portion	147	147
Other assets	18	118
Total assets	$32,649	$33,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,499	$5,324
Accrued expenses	4,682	5,692
Accrued compensation	1,997	2,193
Income taxes payable	418	417
Accrued restructuring expenses	1,858	1,915
Deferred revenue	1,920	2,080
Advance customer payments	4,793	1,567
Short-term borrowings	356	1,000
Current portion of notes and leases payable	697	786
Total current liabilities	24,220	20,974
Capital lease obligations, long term portion	176	306
Other long term liabilities	1,661	1,978
Total liabilities	26,057	23,258
Shareholders’ equity:
Common shares, $0.01 par value; 20,000,000 authorized; 6,783,080 and 6,755,177 shares issued and outstanding as of September 30, 2003 and June 30, 2003, respectively	68	67
Additional paid-in capital	338,286	338,225
Receivable from shareholders	(456)	(456)
Accumulated other comprehensive loss	(972)	(906)
Accumulated deficit	(330,334)	(326,911)
Total shareholders’ equity	6,592	10,019
Total liabilities and shareholders’ equity	$32,649	$33,277

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Total revenues	$10,715	$6,953
Cost of revenues	6,197	6,517
Gross profit	4,518	436
Operating expenses:
Research and development	2,235	3,700
Selling, general and administrative	5,518	5,801
Amortization of deferred stock compensation*	—	55
Losses on asset sales and asset impairments, net	—	105
Restructuring charges	58	485
Total operating expenses	7,811	10,146
Loss from operations	(3,293)	(9,710)
Interest income	6	99
Interest expense	(46)	(1)
Other income (expense), net	(79)	82
Loss before income taxes	(3,412)	(9,530)
Income tax expense	(11)	(78)
Net loss	$(3,423)	$(9,608)
Basic and diluted net loss per share	$(0.51)	$(1.65)
Shares used in computing basic and diluted net loss per share	6,772	5,827

*Amortization of deferred stock compensation:
Cost of revenues	$—	$16
Research and development	—	62
Selling, general and administrative	—	(23)
Total	$—	$55

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Net loss	$(3,423)	$(9,608)
Depreciation and amortization	1,064	973
Amortization of deferred stock compensation	—	55
Compensation expense on stock option and stock grants	129	105
Provision for doubtful accounts	361	—
Loss on disposal of assets	—	105
Changes in assets and liabilities:
Restricted cash	—	1,026
Trade receivables	446	2,291
Inventories	959	1,981
Accounts payable	2,175	(1,444)
Accrued liabilities	1,831	(2,743)
Deferred revenue	(160)	889
Other	(264)	(1,709)
Net cash provided (used) in operating activities	3,118	(6,653)
Cash flows from investing activities:
Sale of investments	80	2,811
Purchases of property and equipment	—	(73)
Net cash provided by investing activities	80	2,738
Cash flows from financing activities:
Principal payments from notes receivable	—	21
Principal payments on notes payable	(1,180)	(175)
Proceeds from issuance of common shares and other	—	3,000
Net cash (used) provided by financing activities	(1,180)	2,846
Net increase (decrease) in cash and cash equivalents	2,018	(1,069)
Cash and cash equivalents at beginning of period	4,371	11,403
Cash and cash equivalents at end of the period	$6,389	$10,334
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$40	$1
Non-cash investing and financing activities:
Common shares issued for acquisitions	$—	$5,302

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All common share numbers disclosed in this Form 10-Q have been retroactively adjusted to account for the 1-for-10 reverse stock split, which took effect on April 30, 2003.

The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses, including net losses of $3.4 million and $9.6 million for the three-month periods ended September 30, 2003 and 2002, respectively, and the Company also had net cash provided (used) in operations of $3.1 million and $(6.7) million for the three-month periods ended September 30, 2003 and 2002, respectively. Management is currently executing plans intended to increase revenues and margins, reduce costs and raise additional amounts of cash through the issuance of debt, equity, asset sales or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s shareholders, and the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to successfully execute such plans, it may be required to reduce the scope of its planned operations, which could harm its business, or it may even need to cease operations. We believe we have adequate funds through the end of fiscal 2004.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003. Certain prior period balances have been reclassified to conform to the current period presentation. The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of results for the entire fiscal year ending June 30, 2004.

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

2.      RECENT ACCOUNTING PRONOUCEMENTS

In January 2003, the EITF released Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of EITF 00-21 did not have a material impact on its condensed consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after July 1, 2003.  The application of this Interpretation did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently.  In general, SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003.  As the Company does not currently have any derivative financial instruments, the adoption of SFAS No. 149 will not have an impact on the Company’s condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  As the Company does not have any of these financial instruments, the adoption of SFAS No. 150 did not have an impact on the Company’s condensed consolidated financial statements.

3.      STOCK BASED COMPENSATION

The Company accounts for its stock option plans and its Employee Share Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25), whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), established a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method under SFAS No. 123.

Had compensation cost for the Company’s plans been determined consistently with the fair value approach described in SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share for the three-month periods ended September 30, 2003 and 2002, would have been changed as indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,
	2003	2002

Net loss as reported	$(3,423)	$(9,608)
Add: Stock-based employee compensation expense included in the reported loss, net of tax effect	—	55
Less: Stock-based employee compensation expense using the fair value based method, net of tax effect	(181)	(307)
Pro forma net loss	$(3,604)	$(9,860)

Net loss per share:
As reported	$(0.51)	$(1.65)

Pro forma	$(0.53)	$(1.69)

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions used for grants in 2003 and 2002, which are presented below. Assumptions related to the Employee Share Purchase Plan are not presented as the related compensation expense amounts are insignificant.

	2003	2002

Weighted average risk-free rate	1.0%	1.7%
Expected life (years)	3.4	2.3
Volatility	72%	125%
Dividend yield	—	—

During the three-month periods ended September 30, 2003 and 2002, the Company granted options with a weighted-average fair value of approximately $2.52 and $5.79, respectively.

Warrants issued for goods or services are valued at the fair value of the equity instrument or the goods or services received, whichever is more readily determinable.

4.      COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the cumulative net unrealized gain (loss) on available-for-sale securities, and the cumulative foreign currency translation adjustment.

The components of the Company’s total comprehensive loss were (in thousands):

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Net loss	$(3,423)	$(9,608)
Foreign currency translation adjustments	66	300
Unrealized loss on investments	—	(38)
Total comprehensive loss	$(3,357)	$(9,346)

5.      BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin (“SAB”) No. 98. The denominator used in the computation of basic and diluted net loss per share is the weighted-average number of common shares outstanding for the respective period. For the three-month periods ended September 30, 2003 and 2002, 1.5 million and 1.6 million potential common shares, respectively, were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.  Due to the Company’s losses, all outstanding stock options are excluded from the calculation as their effect would be anti-dilutive.

6.      CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2003	June 30, 2003
	(unaudited)
Cash and cash equivalents:
Cash	$6,159	$4,015
Money market funds	230	356
	$6,389	$4,371

As of September 30, 2003 and June 30, 2003, $0.1 million relates to a customer bank guarantee, which was classified as restricted cash, short-term portion.

7.      INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	June 30, 2003
	(unaudited)
Work in process	$2,783	$4,779
Finished goods	2,284	1,278
Inventory held at subcontractors	2,032	2,001
	$7,099	$8,058

8.      ASSET PURCHASE

In September 2002, the Company completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc. The purchase was accounted for as an acquisition of assets.

Under the asset purchase agreement, the Company acquired substantially all of GBase’s assets and assumed most of its liabilities for an initial purchase price of 0.32 million common shares at $20 per share.  An additional 0.02 million common shares were placed in an escrow pending the satisfaction of certain contingencies.  Contingent consideration of 0.08 million common shares were placed in an escrow and will be released in two tranches subject to the continued employment of key GBase personnel for periods of 12 and 18 months following the asset purchase.  As of September 30, 2003, 78,500 common shares were eligible to be released from escrow, however, these shares had not been released as of this date.

In addition, if the average of the Company’s closing share price during the last calendar quarter of 2003 is below approximately $20 per share, the Company will be obligated to issue additional contingent consideration in common shares and cash, such that the total consideration at that time equals $6.7 million.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common stock issued	5,302
$6,277

Other tangible assets	$123
Qualcomm licenses	1,403
Purchased technology	4,751
$6,277

The value of the contingent consideration of $0.3 million and $0.1 million are being recognized ratably as stock compensation expense over the next 12 and 18 months, respectively.  For the quarter ended September 30, 2003, $0.1 million related to this contingent consideration was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations.  Purchased technology is amortized over the estimated useful life of 4 years and classified as cost of revenue.

In October 2002, the Company entered into a licensing agreement with Telos Technology Ltd.  Under the agreement, the Company granted a perpetual license to Telos to use certain technology acquired in the GBase acquisition for consideration of $2 million.  The $2 million received was offset against the cost of GBase’s purchased technology.

9.      RESTRUCTURING CHARGES

The Company’s restructuring accrual is summarized as follows (in thousands):

For the three-month period ended September 30, 2003	Restructuring Accrual as of June 30, 2003	Additions/ Reversals	Payments	Restructuring Accrual as of September 30, 2003
Future lease payments related to abandoned facilities	$1,765	$—	$—	$1,765
Leasehold improvements	—	—	—	—
Workforce reduction	150	58	(115)	93
Total	$1,915	$58	$(115)	$1,858

During the first quarter of fiscal 2004, the Company continued its fiscal 2003 restructuring program and reduced its workforce by an additional two employees. As a result, the Company recorded a restructuring expense related to severance payments and recorded an additional charge of $58 thousand.

The remaining restructuring accrual for future lease payments related to abandoned facilities of $1.765 million and workforce reduction of approximately $93 thousand is expected to be paid out through December 2003, and is included on the accompanying condensed consolidated balance sheet in accrued restructuring expenses.

10.     ACCRUED WARRANTY AND RELATED COSTS

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end user. The Company currently provides for the estimated costs that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its warranty liability at least quarterly and adjusts the amounts as necessary based on actual experience and changes in future expectations.

The following table reconciles changes in the Company’s accrued warranties which is included in the accrued expenses and related costs for the three-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Beginning accrued warranty and related costs	$569	$644
Cost of warranty claims	—	—

Ending accrued warranty and related costs	$569	$644

11.     LINES OF CREDIT

The Company has two credit facilities for a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. Availability is based on amounts drawn not to exceed 50% of the European subsidiary’s trade receivables due less than 120 days.  The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. Collateral is based on specific receivables and certain assets of the Company’s European subsidiary.  As of September 30, 2003, $0.2 million has been drawn down.  If the Company elects to borrow funds under its committed lines of credit, the Company will incur additional interest expense during any periods when amounts are outstanding under the lines.  The two credit facilities will expire in October 2004.

In June 2003, the Company obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding.  As of September 30, 2003, $0.4 million has been drawn down.  Repayment is required when collateralized receivables are 90 days past due unless replenished by a more current receivable. In September 2003, the availability under the line of credit was increased to $2.5 million.  The line of credit is available through June 29, 2004.

12.     TRANSACTIONS WITH RELATED PARTIES, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

The Company is engaged in business transactions with related parties or major customers resulting in the following revenue (in thousands):

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Revenue:
Commercial Facilitators Limited	$4,880	$—
Halabcha General Trading	1,265	—
Hutchison Telecommunications Group**	37	172
Eastern Communications Co., Ltd.**	—	1,355

** Related party of the Company

These customers individually accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Revenue:
Commercial Facilitators Limited	46%	—
Halabcha General Trading	12%	—
Eastern Communications Co., Ltd.**	—	20%

** Related party of the Company

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

The following table summarizes information relating to the Company’s significant customers with trade receivable balances greater than 10% as of:

	September 30, 2003	June 30, 2003
	(unaudited)
Trade Receivables:
Widespread Trading International	—	25%
Commercial Facilitators Limited	19%	—

13.   COMMITMENTS

(a)   OPERATING LEASE COMMITMENTS

The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates through December 2006.  Future minimum lease payments as of September 30, 2003 (including the former Menlo Park facility discussed below) are as follows (in thousands):

Year ending June 30

2004	$1,591
2005	1,876
2006	634
2007	17

Total minimum lease payments	$4,118

The Company vacated its Menlo Park, California facility and in September 2003, it renegotiated all remaining obligations under its lease agreement for the Menlo Park, California facility in exchange for 19 equal monthly payments of $0.1 million beginning October 2003.  The discounted value of $1.8 million is included in the accompanying consolidated balance sheet as accrued restructuring expense.

In May 2003, the Company relocated its principal administrative, manufacturing and engineering facilities from its facility in Menlo Park, California to its main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control.  The three-year lease commenced in May 2003.

Rent expense was approximately $0.3 million and $0.6 million for the three-month periods ended September 30, 2003 and 2002, respectively.

(b) CAPITAL LEASE COMMITMENTS

The Company has two capital leases with GE Capital. These leases expire in December 2004 and February 2005. Aggregate future minimum lease payments as of September 30, 2003 are as follows (in thousands):

Year ending June 30
2004	$408
2005	316
Total minimum lease payments	724
Less interest	(49)
Present value of payments under capital lease	675
Less current portion	(499)
Long-term portion of capital lease obligation	$176

 (c) FUTURE QUALCOMM LICENSE PAYMENTS

Future payments due to Qualcomm for a worldwide CDMA infrastructure license are recorded in the consolidated balance sheet as of September 30, 2003, net of interest imputed at a rate of 10% per annum as follows (in thousands):

Accrued expenses (due September 30, 2004)	$1,220
Other long-term liabilities (due December 31, 2004)	661
$1,881

(d) CONTRACT MANUFACTURERS

The Company generally commits to purchase products from its contract manufacturers covered by forecasts with cancellation fees.  As of September 30, 2003, the Company had committed to make purchases totaling $2.1 million from these manufacturers in the next 12 months.  The Company has provided a $0.4 million reserve for commitment cancellations for the next 12 months as of September 30, 2003.

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

14.   COMMON SHARE ISSUANCE

During the three-month period ended September 30, 2003, the Company issued 27,903 common shares in the amount of $61 thousand to certain members of the Board of Directors in lieu of director fees paid.

During the three-month period ended September 30, 2002, the Company amended its original equipment manufacturer agreement with UTStarcom, Inc. (“UTStarcom”).  Additionally, UTStarcom acquired 0.58 million shares of the Company’s common shares for a purchase price of $3.0 million, which represents the fair market value of the transaction.  The Company also agreed to provide certain network interface technical design services, and in the future produce and sell products to UTStarcom that includes the network interface for CDMA2000 for fees to be negotiated.  Under the agreement, the Company deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.

15.   SEGMENT INFORMATION

SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is the chief executive officer.  The Company operates in a single GSM segment.  GSM products provide infrastructure equipment and software using GSM to support an entire wireless network within a single, compact enclosure.

Due to the nature of the Company’s business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation.  Geographic revenue information for the three-month periods ended September 30, 2003 and 2002 is based on our customers’ locations. Long-lived assets include property, plant and equipment. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

The following table sets forth total revenues and property, plant and equipment information for geographic areas (in thousands):

	Three months ended September 30,
	2003	2002
	(unaudited)
Total Revenues:
United States	$543	$1,849
North America (other than United States)	93	46
Latin America	24	148
Europe, Middle East and Africa	8,432	2,970
Asia	1,623	1,940
Total	$10,715	$6,953

	As of September 30, 2003	As of June 30, 2003
	(unaudited)
Property, Plant and Equipment:
United States	$2,663	$2,969
Latin America	30	31
Europe	428	437
Asia	622	884
Total	$3,743	$4,321

All intangible assets are located in the United States.

16.     LEGAL PROCEEDINGS

On November 21, 2001, interWAVE and various of its officers and directors were named as defendants in Middleton v. interWAVE Communications International Ltd., et al., Case No. 01-CV-10598, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from interWAVE’s January 28, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of IPO shares. The amended complaint alleges claims against certain underwriters, interWAVE and its officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Similar complaints have been filed concerning more than 300 other IPOs and these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92.

On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss against interWAVE.

A proposal has been made for the settlement and release of claims against the issuer defendants, including interWAVE. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against interWAVE continues, interWAVE believes it has meritorious defenses and intends to defend the action vigorously.  These legal proceedings may be time consuming and expensive and the outcome could be adverse to interWAVE. An adverse outcome could have a material adverse effect on interWAVE’s financial position, its business and results of operations.

interWAVE may from time to time become a party to various legal proceedings arising in the ordinary course of business.

17.     SUBSEQUENT EVENT

The Company closed a $5.3 million private placement of its newly issued common shares on November 13, 2003.  The common shares were sold at a discount of approximately 9% from the average closing sale price of interWAVE common shares for the five trading days preceding the closing date.  The net proceeds of this financing are intended for general corporate purposes.  The Company has agreed to file a registration statement covering the 1.35 million shares issued to the investors in this private placement after 180 days upon the request of the investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.  This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1993, as amended.  The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements.  In addition, any statements which refer to expectations, projections of other characterizations of future events or circumstances are forward-looking statements.  We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission.  These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Risk Factors.”  Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.  Our fiscal year ends on the actual calendar month end of June 30.

OVERVIEW

We provide compact wireless communications systems for the GSM market. We were incorporated in June 1994.  Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital.  We recorded our first product sale in May 1997.  Deployments of our community networks began in 1998, primarily in China and Africa, to add capacity and coverage to existing systems.  Trials of our wireless office systems commenced in 1999 in both Europe and Asia.  We generated net revenues of $10.7 million and $7.0 million for the three-month periods ended September 30, 2003 and 2002, respectively.  We incurred net losses of $3.4 million and $9.6 million for the three-month periods ended September 30, 2003 and 2002, respectively.  As of September 30, 2003, we had an accumulated deficit of $330.3 million.

In fiscal year 2003 and the first fiscal quarter of 2004, we faced a challenging global economic environment.  During this period, we continued downsizing and realigning our company to focus on our core business as a provider of cellular infrastructure networks to network operators.  In particular, we ceased marketing and selling our broadband product line, which targeted lowered operating expenses, decreased losses and increased revenue.

We generate revenues through sales by our direct sales force to wireless service providers, sales to system integrators that either sell our systems on a stand-alone basis or integrate them with their systems and sales to communications equipment providers.  The components of sales by channel are as follows:

	Three Months Ended
	September 30, 2003	September 30, 2002
Direct sales to wireless providers	88%	45%
System integrators	10%	32%
Communication equipment providers	2%	23%

Net revenues outside North America represented approximately 94% and 73% of total net revenues for the three months ended September 30, 2003 and 2002, respectively.  We believe that the majority of our products sold in the United States are ultimately installed by the purchasers outside the United States.  We have derived and expect to continue to derive a majority of our revenues from products installed outside the United States by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers, thereby exposing our business to risks from economic uncertainties, currency fluctuations, political instability and uncertain regulatory environments.

Of the revenue in the first fiscal quarter of 2004, 0.2% of our revenue was from Latin America, 78.7% of our revenue was from Europe, Middle East and Africa, 15.2% of our revenue was from Asia Pacific, and 5.9% of our revenue was from North America, mostly from “license saver” sales to small operators in the United States.  We intend to continue our expansion into Russia and to establish a more significant presence in Eastern Europe, where cellular service penetration is low and we believe the potential for growth is significant.

In September 2002, the Company completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc. The purchase was accounted for as an acquisition of assets.

Under the asset purchase agreement, the Company acquired substantially all of GBase’s assets and assumed most of its liabilities for an initial purchase price of 0.32 million common shares at $20 per share.  An additional 0.02 million common shares were placed in an escrow pending the satisfaction of certain contingencies.  Contingent consideration of 0.08 million common shares were placed in an escrow and will be released in two tranches subject to the continued employment of key GBase personnel for periods of 12 and 18 months following the asset purchase.  As of September 30, 2003, 78,500 common shares were eligible to be released from escrow, however, these shares had not been released as of this date.

In June 2003, we obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding.  Repayment is required when collateralized receivables are 90 days past due unless replenished by a more current receivable.  In September 2003, the availability under the line of credit was increased to $2.5 million.  The line of credit is available through June 29, 2004.

In September 2003, we renegotiated all remaining obligations under our lease agreement for our former Menlo Park, California facility in exchange for 19 equal monthly payments of $0.1 million beginning October 2003.

For the remainder of fiscal 2004, we plan to continue to refine our sales and marketing strategy in light of the challenging worldwide economic conditions.  We plan to market into countries where wireless telephone services are necessary for continued economic survival, offering solutions at prices for overall network deployment that are targeted to allow network operators to break even within one year. Based on our success in Sri Lanka, Paraguay and some of the African countries, we plan to make further inroads into regions in Latin America, Eastern Europe, the western provinces of China and parts of Southeast Asia.

We intend to focus on the continued reduction in operational, sales and marketing costs by relying increasingly on our partners. We plan to move direct support services to these partners or third party systems integrators. We also plan to reduce costs on core product lines through design and manufacturing improvements.

CRITICAL ACCOUNTING POLICIES

We believe there are several accounting policies that are critical to understanding our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates.  These policies, and our procedures related to these policies, are described in detail below.

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

Accounts Receivable Valuation

We evaluate the collectibility of our trade receivables based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for doubtful debts for all other customers based on a variety of factors including the length of time the receivables are past due and historical collection experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables are also likely to change.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Total revenue	100.0%	100.0%
Cost of revenue	57.8	93.7
Gross margin	42.2	6.3
Operating expenses:
Research and development	20.9	53.2
Selling, general and administrative	51.5	83.4
Amortization of deferred stock compensation	—	0.8
Losses on asset sales and asset impairments, net	—	1.5
Restructuring charges	0.5	7.0
Operating loss	(30.7)	(139.7)
Interest income, net	(0.4)	1.4
Other expense, net	(0.7)	1.2
Income taxes	(0.1)	(1.1)
Net loss	(31.9)%	(138.1)%

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

TOTAL REVENUES

Total revenues increased 54% from $7.0 million in the first quarter of fiscal 2003 to $10.7 million in the first quarter of fiscal 2004 as a result of increased sales due to the improving global economic environment and our continued penetration into the African continent.  Our increased total revenues primarily resulted from increased sales to wireless service providers, which increased from $3.2 million in the first quarter of fiscal 2003 to $9.4 million in the first quarter of fiscal 2004 offset by decreased sales to system integrators, which decreased from $2.2 million in the first quarter of fiscal 2003 to $1.1 million in the first quarter of fiscal 2004, and decreased sales to communications equipment providers, which decreased from $1.6 million in the first quarter of fiscal 2003 to $0.2 million in the first quarter of fiscal 2004.

COST OF REVENUES

Cost of revenues decreased 5%, or $0.3 million, from $6.5 million in the first quarter of fiscal 2003 to $6.2 million in the first quarter of fiscal 2004.  As a percentage of total revenues, cost of revenues was 58% in the first quarter of fiscal 2004 and 94% in the first quarter of fiscal 2003.  Amortization of intangible assets, which is included in cost of revenues, increased 352%, or $0.4 million, from $0.1 million in the first quarter of fiscal 2003 to $0.5 million in the first quarter of fiscal 2004.  The increase in amortization was primarily due to our purchase of technology from GBase Communications in late September 2002 and the amortization of our CDMA2000 license obtained from Qualcomm.  Changes in the types of products and services required by our customers could affect our cost of revenues depending on the mix of high or low margin products required by them.  In the first quarter of fiscal 2004, 7% of total revenues was attributed to our WAVEXchange and Network-In-A-Box products, which earn higher gross profits, while 38% was attributed to our WAVEXpress/BTS, which earns lower gross profits.  In the same period in fiscal 2003, 2% of total revenues was attributed to our WAVEXchange and Network In A Box products, while 45% was attributed to our WAVEXpress/BTS.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by $1.5 million or 39.6% to $2.2 million in the first quarter of fiscal 2004 from $3.7 million in the same period of fiscal 2003.  The change is primarily due to a decrease of $0.8 million in labor-related costs as a result of a decrease in salaries, fringe benefits and bonuses related to reductions in our workforce.  The remaining decrease of $0.7 million is due to reductions in research and development materials, professional and legal fees, depreciation and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense increased $0.4 million or 7.5% to $5.5 million in the first quarter of fiscal 2004 from $5.8 million in the same period of fiscal 2003.  This increase is primarily attributed to a $1.3 million increase in commissions due to increased sales offset by a decrease of $0.7 million in labor-related costs due to reductions in headcount.  The remaining decrease of $0.2 million is comprised of professional and legal fees, public relations and marketing expense, depreciation, telephone and other miscellaneous expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

We did not incur amortization of deferred stock compensation expense in the first quarter of fiscal 2004 compared to a charge of $55 thousand in the same quarter of fiscal 2003.  Deferred stock compensation was fully amortized in March 2003.

LOSSES ON ASSET SALES AND ASSET IMPAIRMENTS, NET

There were no losses on asset sales or asset impairments in the first quarter of fiscal 2004 compared to a charge of $0.1 million in fiscal 2003.  The $0.1 million loss on asset sales and asset impairments in the first quarter of fiscal 2003 relates to our sale of certain fixed assets to third parties.

RESTRUCTURING CHARGES

In accordance with our plan to reduce our workforce, consolidate facilities and restructure certain business functions to achieve cost reductions, we recorded an additional restructuring charge of $58 thousand in the first quarter of fiscal 2004.  See Note 9 to the condensed consolidated financial statements for details.

INTEREST INCOME

Interest income decreased 94%, or $93 thousand, from $99 thousand in the first fiscal quarter of 2003 to $6 thousand in the first fiscal quarter of 2004.  This decrease was due to the reduction of cash and investments from our use of funds for operations.

INTEREST EXPENSE

Interest expense was $46 thousand and $1 thousand in the first fiscal quarters of 2004 and 2003, respectively.  This expense was primarily associated with equipment loans and leases.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.  Net cash provided by operating activities for the three-month period ended September 30, 2003 of $3.1 million was primarily attributable to net losses from operations, decreases in deferred revenue and other liabilities, offset by non-cash depreciation and amortization, as well as decreases in inventory and trade receivables and increases in accounts payable.  For the three-month period ended September 30, 2002, net cash used in operating activities of $6.7 million was primarily attributable to net losses from operations, decreases in accrued expenses and other liabilities, offset by non-cash depreciation and amortization as well as decreases in trade receivables and inventory.

Investing Activities.  For the three-month period ended September 30, 2003, net cash provided by investing activities of $80 thousand was primarily related to the sale of our long term investments.  For the three-month period ended September 30, 2002, net cash provided by investing activities of $2.7 million consisted primarily of the sale of short-term investments, offset by purchases of property and equipment.  We expect that capital expenditures will decrease due to our continued cost-cutting efforts and conservation of cash resources.

Financing Activities.  For the three-month period ended September 30, 2003, net cash used in financing activities of $1.2 million consisted of principal payments on notes payable primarily from our note repayment to Silicon Valley Bank.  For the three-month period ended September 30, 2002, we raised $3.0 million through the sale of common shares to UTStarcom, Inc.

Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2006. As of September 30, 2003, we had $4.1 million in future operating lease commitments. In May 2003, we relocated our principal administrative, manufacturing and engineering facilities from our former facility in Menlo Park, California to our main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control. The three-year lease commenced in May 2003. In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements. Our significant cash commitments for the next few years is summarized as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

Operating lease commitments	$ 4,118	$ 1,591	$ 2,527	$ —	$ —
Purchase commitments	2,100	2,100	—	—	—
Qualcomm license scheduled payments	1,881	1,220	661	—	—
Capital lease commitments	675	499	176	—	—
Short-term borrowings	356	356	—	—	—

Total	$ 9,130	$ 5,766	$ 3,364	$ —	$ —

In January and March 2001, we entered into two additional equipment financing agreements for an aggregate total of $2 million.  The financing equipment loans range from three to four years. The interest on each loan is fixed at the time of a draw down with the interest rates ranging from 9.8% to 10.3%.  interWAVE’s obligations under these loans are secured by the assets financed.  We had $0.7 million outstanding as of September 30, 2003, under these loans.  We intend to repay approximately $0.5 million of the outstanding balance as of September 30, 2003 over the next twelve months.

In addition, we have two credit facilities through a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years.  As of September 30, 2003, $0.2 million was drawn down on these credit facilities.  If we elect to borrow funds under these committed lines of credit, we will incur additional interest expense during any periods when amounts are outstanding under the lines.  The two credit facilities will expire in October 2004.

In June 2003, we obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding.  $0.4 million has been drawn down as of September 30, 2003. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable.  In September 2003, we became eligible under the line of credit to borrow up to an aggregate amount of $2.5 million.  The line of credit is available through June 29, 2004.

We have vacated our Menlo Park, California facility and, in September 2003, we renegotiated our remaining obligations under the lease agreement for the facility and agreed to make 19 equal monthly payments of $0.1 million beginning October 2003.

As of September 30, 2003, we had no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

We closed a $5.3 million private placement of our newly issued common shares on November 13, 2003.  The common shares were sold at a discount of approximately 9% from the average closing sale price of interWAVE common shares for the five trading days preceding the closing date.  The net proceeds of this financing are intended for general purposes.  We have agreed to file a registration statement covering the 1.35 million shares issued to the investors in this private placement after 180 days upon the request of the investors.

Summary of Liquidity.  We cannot assure you that our existing cash and cash equivalents plus short-term investments will be sufficient to meet our liquidity requirements.  We have had recurring net losses for the past three fiscal years.  Management is executing plans with the intent of increasing revenues and margins, reducing spending and raising additional amounts of cash through the issuance of debt or equity, asset sales or through other means such as customer prepayments.  If additional funds are raised through the sale of our assets, we may be limited in the type of business we can carry on in the future.  If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations.  The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and we may not be able to obtain additional financing on acceptable terms, if at all.  If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations.  We cannot assure you that we will be successful in the execution of our plans.

RISK FACTORS

We may require additional financing to fund our operations for the remainder of fiscal 2004 and beyond and this financing may not be available.

We may require additional capital to fund our operations during the remainder of fiscal 2004 and beyond. We have had recurring net losses in the past three fiscal years and in the fiscal quarter ended September 30, 2003. Our management is currently attempting to execute plans intended to increase revenues and margins, reduce spending and raise additional financing through the issuance of debt or equity securities, the sale of assets or through other means such as customer prepayments.

If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders and such securities may have rights, preferences and privileges senior to those held by existing shareholders. If additional funds are raised through the sale of our assets, we may be limited in the type of business we can carry on in the future.  If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations.

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

As of September 30, 2003, we had an accumulated deficit of $330.3 million.  We incurred net losses of approximately $3.4 million for the fiscal quarter ended September 30, 2003. We expect to continue to incur net losses and these losses may be substantial. To achieve and sustain profitability and positive cash flow, we will need to generate substantially higher revenues. Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

•              our ability to achieve compatibility and interoperability of our GSM and CDMA2000 products with existing networks and other vendor’s equipment and industry standards; and

•              our ability to generate cash flow from operations.

Due to these factors and other factors we may be unable to achieve or maintain profitability. If we are unable to achieve or maintain profitability, or if we are unable to achieve cash-flow breakeven, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

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

Our stock has been subject to delisting from the Nasdaq National Market due to past maintenance standard deficiencies and may be subject to delisting in the future due to potential, new maintenance standard deficiencies.

In order to maintain interWAVE’s listing on the Nasdaq National Market, listed issuers must, among other requirements, maintain a $1 per share minimum bid price and shareholder equity of at least $10 million.

On April 14, 2003, Nasdaq determined that interWAVE no longer met the minimum bid price requirement and gave interWAVE until April 30, 2003 to achieve and maintain a closing bid price of at least $1 per share for at least ten consecutive trading days. On April 30, 2003, interWAVE effected a 1-for-10 reverse stock split, and thus far interWAVE’s bid price has stayed above the $1 minimum. On May 22, 2003, Nasdaq determined that interWAVE had regained compliance with the Nasdaq National Market’s minimum bid price requirement, and closed its inquiry on interWAVE’s bid price deficiency.

On August 11, 2003, Nasdaq determined that interWAVE no longer met the National Market’s $10 million shareholders’ equity requirement and requested that interWAVE respond with a specific plan to achieve and sustain compliance with the shareholders’ equity requirement. interWAVE’s financial statements as of June 30, 2003, filed under Item 8 of its most recent annual report filed on Form 10-K, reflect shareholders’ equity in excess of $10 million due to a subsequent event described in Note 15(a) to the Consolidated Financial Statements.  On September 30, 2003, interWAVE submitted a letter to the Nasdaq staff seeking relief from the delisting of its securities, based on the fact that interWAVE’s revised shareholders’ equity complied with the National Market’s requirements.  On October 3, 2003, the Nasdaq staff agreed with interWAVE and closed its inquiry into the matter.  As a matter of standard procedure, the Nasdaq National Market Staff typically evaluates compliance with its continued listing requirements on a quarterly basis concurrent with the filing of financial statements with the SEC.  If we are unable to maintain compliance with the listing requirements of the Nasdaq National Market, we may be forced to transfer the listing of our common shares to the Nasdaq SmallCap Market in order to take advantage of that market’s lengthier grace periods and more lenient requirements.

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

A small number of customers account for a significant portion of our revenues. Net revenues from significant customers as a percentage of our total net revenues are as follows:

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Revenue:
Commercial Facilitators Limited	45%	—%
Halabcha General Trading	12%	—
Eastern Communications Co., Ltd.**	—	20%

** Shareholder of the Company

We expect that the majority of our revenues will continue to depend on sales to a small number of customers. Some of our key customers have experienced a severe downturn in their businesses.  If these key customers continue to experience, or any other key customers experience, a downturn in their business or shift their purchases to our competitors, our revenues and operating results would decline.

We depend primarily on one contract manufacturer to manufacture most of our products, and plan to use only one contract manufacturer in the future.

We depend on one contract manufacturer to manufacture most of our products. We do not have long-term supply contracts with our contract manufacturer, and the manufacturer is not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order.

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

Consequently, our customers may discover errors after the products have been fully deployed in their networks. If we are unable to fix errors or other problems that may be identified in full deployment, we could experience:

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

The development of new or enhanced products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or product enhancements. We also must effectively manage the transition from old products to new or enhanced products. In September 2002, we acquired the assets of a third generation, or 3G, product development company, GBase Communications. We cannot assure you that we will be able to develop, introduce or manage 3G products or any other new product or product enhancements in a timely manner or at all. Failure to develop new products or product enhancements in a timely manner would substantially decrease market acceptance and sales of our products.

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

An international consortium of standards bodies has established the specifications for the third generation, or 3G, wireless standard, and is working to establish the specifications of this future wireless standard and its interoperability with existing standards. Any failure of our products to comply with 3G or future standards, including Qualcomm’s standards for CDMA, could delay the introduction of these products and require costly and time consuming engineering changes. After a future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future.

Our market opportunity could be significantly diminished in the event that GSM or any subsequent GSM-based standards do not continue to be or are not widely adopted or if CDMA2000 is not widely adopted.

Our current products are designed to utilize only GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA, and time division multiple access, or TDMA. We recently began offering CDMA2000 products, beginning with 1XRTT products. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, or in the event that CDMA2000 products are not widely adopted, our market opportunity could be significantly limited, which would seriously harm our business.

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

Many of our competitors and potential competitors have substantially greater name recognition and greater technical, financial and sales and marketing resources than we have. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. Trends toward increased consolidation in the telecommunications industry may increase the size and resources of some of our current competitors and could affect some of our current relationships. Pricing trends in the telecommunications markets and intense pricing pressure may cause our competitors to cut prices significantly in an effort to win business.

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

As of September 30, 2003, our customers in the People’s Republic of China accounted for approximately 2% of our trade receivable. In March 2002, we signed an OEM Cooperation Agreement with Eastern Communications Company Limited, or Eastcom, a major wireless equipment manufacturer in Hangzhou, China. Eastcom’s United States subsidiary, Eastern Communications USA, Inc., is one of our largest shareholders. The agreement provides that we will transfer the manufacturing of some of our GSM products to Eastcom and cooperate in the development of product enhancements. Sales in China pose significant additional risks, which include:

•              potential inability to enforce contracts or take other legal action, including actions to protect intellectual property rights;

•              difficulty in collecting revenues, obtaining letters of credit, and risks related to fluctuations in currency exchange rates, particularly when sales are denominated in the local currency rather than in U.S. dollars;

•              changes in United States foreign trade policy towards China which may restrict our ability to export products to, or make sales in, China and similar changes in China’s policy regarding the United States;

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

We have recently experienced significant changes in our senior management, including the appointment of our President and Chief Executive Officer Erwin Leichtle in July 2003. Prior to Mr. Leichtle’s joining interWAVE, William E. Gibson, a member of interWAVE’s Board of Directors, served as the Chairman of an Executive Committee consisting of our senior management, which managed the duties previously undertaken by the Chief Executive Officer of interWAVE. These changes may be disruptive to our business.

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

We cannot assure you that the protection offered by our U.S. patents will be sufficient or that any of our pending U.S. or foreign patent applications will result in the issuance of patents. In addition, competitors in the United States and other countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent or interfere with our ability to make and sell our products in the United States or abroad. We have 29 issued and 18 pending U.S. patents. We have filed many of these patents internationally. We have a total of 7 issued and 18 patents pending worldwide. Unauthorized parties may attempt to design around our patents, copy or otherwise obtain and use our products. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our proprietary rights could harm our competitive position and therefore cause our revenues and operating results to decline.

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

There are a number of general GSM and CDMA patents held by different companies, that may impact our GSM and CDMA technology. If any of our products infringe on any of these patents and we are unable to negotiate license agreements, then we may be required to redesign a portion of our product line.

Control by our existing shareholders could discourage the potential acquisition of our business.

As of September 30, 2003, our executive officers, directors and 5% or greater shareholders and their affiliates owned approximately 2.1 million shares or approximately 31% of our outstanding common shares. Acting together, these shareholders may be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.

Our Bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so.  In addition, these provisions could delay or prevent a change of control that a shareholder might consider favourable.  For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover.  Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

For example, our Bye-laws contain the following provisions that could have such an effect:

•      election of our directors is staggered, meaning that the members of only one of three classes of our directors are selected each year; and

•      shareholders have limited ability to remove directors.

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

Except for our U.S. subsidiaries, we do not consider ourselves to be engaged in a trade or business in the United States. Our U.S. subsidiaries are subject to U.S. taxation on their worldwide income, and dividends from our U.S. subsidiaries are subject to U.S. withholding tax. We and our non-U.S. subsidiaries would, however, be subject to U.S. federal income tax on income related to the conduct of a trade or business in the United States. If we were determined to be subject to U.S. taxation, our financial results would be significantly harmed. We cannot assure you that the Internal Revenue Service will not contend that our Bermuda-based operations are engaged in a U.S. trade or business and, therefore, are subject to U.S. income taxation. See the section entitled “Taxation” in our initial public offering prospectus dated January 28, 2000 for more information on the tax consequences of operating outside the United States.

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations and your investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given the Company an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to the Company or any of its operations, shares, debentures or other obligations until March 28, 2016.  Given the limited duration of the Minister of Finance’s assurance we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk. Through September 30, 2003, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 21, 2001, interWAVE and various of its officers and directors were named as defendants in Middleton v. interWAVE Communications International Ltd., et al., Case No. 01-CV-10598, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from interWAVE’s January 28, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of IPO shares. The amended complaint alleges claims against certain underwriters, interWAVE and its officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Similar complaints have been filed concerning more than 300 other IPOs and these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92.

On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss against interWAVE.

A proposal has been made for the settlement and release of claims against the issuer defendants, including interWAVE. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against interWAVE continues, interWAVE believes it has meritorious defenses and intends to defend the action vigorously.  These legal proceedings may be time consuming and expensive and the outcome could be adverse to interWAVE. An adverse outcome could have a material adverse effect on interWAVE’s financial position, on its business and results of operations.

interWAVE may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2 (1)	Amended and Restated Bye-Laws of the Registrant

3.3 (1)	Memorandum of Association

10.30	Employment Agreement between Registrant and Priscilla M. Lu dated May 21, 2003.

10.31	Employment Agreement between Registrant and Cal R. Hoagland dated June 2, 2003.

10.32	Employment Agreement between Registrant and William Carlin dated June 2, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to the same numbered exhibits filed with Registrant’s Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

(b) Reports on Form 8-K

On August 6, 2003, the Company filed a report on Form 8-K pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” announcing its financial results for the fourth fiscal quarter and fiscal year ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: November 14, 2003	interWAVE Communications International Ltd.

	By:	/s/ ERWIN F. LEICHTLE
Erwin F. Leichtle
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2 (1)	Amended and Restated Bye-Laws of the Registrant

3.3 (1)	Memorandum of Association

10.30	Employment Agreement between Registrant and Priscilla M. Lu dated May 21, 2003.

10.31	Employment Agreement between Registrant and Cal R. Hoagland dated June 2, 2003.

10.32	Employment Agreement between Registrant and William Carlin dated June 2, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to the same numbered exhibits filed with Registrant’s Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.