Form 10-Q
period 2003-12-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2004-02-17
CIK 1095478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

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

As of January 28, 2004, 8,273,532 common shares, par value $0.01 per share, of the registrant were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,388	$4,371
Restricted cash, short term portion	183	107
Trade receivables, net of allowance of $2,903 and $2,403 as of December 31, 2003 and June 30, 2003, respectively	6,847	6,584
Inventories, net	7,008	8,058
Prepaid expenses and other current assets	1,749	2,421
Total current assets	22,175	21,541
Property and equipment, net	3,347	4,321
Intangibles, net	6,247	7,150
Restricted cash, long term portion	103	147
Other assets	—	118
Total assets	$31,872	$33,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,047	$5,324
Accrued expenses	4,770	5,692
Accrued compensation	1,801	2,193
Income taxes payable	452	417
Accrued restructuring expenses	1,635	1,915
Deferred revenue	537	2,080
Advance customer payments	3,332	1,567
Short-term borrowings	693	1,000
Current portion of notes and leases payable	611	786
Total current liabilities	19,878	20,974
Capital lease obligations, long term portion	44	306
Other long term liabilities	1,000	1,978
Total liabilities	20,922	23,258
Shareholders’ equity:
Common shares, $0.01 par value; 20,000,000 authorized; 8,170,866 and 6,755,177 shares issued and outstanding as of December 31, 2003 and June 30, 2003, respectively	81	67
Additional paid-in capital	343,360	338,225
Receivable from shareholders	(177)	(456)
Accumulated other comprehensive loss	(913)	(906)
Accumulated deficit	(331,401)	(326,911)
Total shareholders’ equity	10,950	10,019
Total liabilities and shareholders’ equity	$31,872	$33,277

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Total revenues	$10,457	$7,952	$21,172	$14,905
Cost of revenues	5,244	6,152	11,442	12,669
Gross profit	5,213	1,800	9,730	2,236
Operating expenses:
Research and development	2,340	3,995	4,575	7,695
Selling, general and administrative	4,249	5,418	9,767	11,219
Amortization of deferred stock compensation*	—	60	—	115
(Gains) losses on asset sales and asset impairments	(809)	—	(809)	105
Restructuring charges	374	151	432	636
Total operating expenses	6,154	9,624	13,965	19,770
Loss from operations	(941)	(7,824)	(4,235)	(17,534)
Interest income	—	28	—	127
Interest expense	(33)	—	(73)	(1)
Other expenses, net	(100)	(108)	(178)	(26)
Loss before income taxes	(1,074)	(7,904)	(4,486)	(17,434)
Income tax benefit (expense)	7	(139)	(4)	(217)
Net loss	$(1,067)	$(8,043)	$(4,490)	$(17,651)
Basic and diluted loss per share	$(0.14)	$(1.20)	$(0.63)	$(2.81)
Shares used in computing basic and diluted net loss per share	7,536	6,726	7,154	6,276
*Amortization of deferred stock compensation:
Cost of revenues	$—	$17	$—	$33
Research and development	—	68	—	130
Selling, general and administrative	—	(25)	—	(48)
Total	$—	$60	$—	$115

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2003	2002
	(unaudited)
Net loss	$(4,490)	$(17,651)
Depreciation and amortization	2,057	2,403
Amortization of deferred stock compensation	—	115
Compensation expense related to issuance of stock and warrants	143	320
Compensation expense related to issuance of contingent consideration	134	333
(Gains) losses on asset sales and asset impairments	(809)	105
Provision for bad debt	682	(100)
Changes in operating assets and liabilities:
Restricted cash	(32)	1,138
Trade receivables	(945)	5,223
Inventories	1,050	3,605
Accounts payable	723	(3,568)
Accrued and other liabilities	139	(2,405)
Deferred revenue	(1,543)	123
Other assets and liabilities	1,289	2,824
Net cash used in operating activities	(1,602)	(7,535)
Cash flows from investing activities:
Sale of investments	80	2,849
Purchases of property and equipment	(118)	(705)
Net cash (used) provided by investing activities	(38)	2,144
Cash flows from financing activities:
Principal receipts from notes receivable	—	21
Principal payments on notes payable and other liabilities	(2,415)	(175)
Proceeds from short-term borrowings	693	—
Proceeds from issuance of common shares and other	5,386	3,000
Net cash provided by financing activities	3,664	2,846
Effect of exchange rate changes on cash and cash equivalents	(7)	—
Net increase (decrease) in cash and cash equivalents	2,017	(2,545)
Cash and cash equivalents at beginning of period	4,371	11,403
Cash and cash equivalents at end of the period	$6,388	$8,858
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$86	$2
Cash paid during the period for taxes	$70	$—
Non-cash investing and financing activities:
Common shares issued for acquisitions	$—	$6,337
Warrants issued to third parties	$—	$320

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All common share numbers disclosed in this Form 10-Q have been retroactively adjusted to account for the 1-for-10 reverse stock split, which took effect on April 30, 2003.

The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses, including net losses of $4.5 million and $17.7 million for the six-month periods ended December 31, 2003 and 2002, respectively, and the Company also had net cash used in operations of $1.6 million and $7.5 million for the six-month periods ended December 31, 2003 and 2002, respectively. Management is currently executing plans intended to increase revenues and margins, reduce costs and raise additional amounts of cash through the issuance of debt, equity, asset sales or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common shares, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities also could result in dilution to the Company’s shareholders, and the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to successfully execute such plans, it may be required to reduce the scope of its planned operations or even cease its operations.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003.  Certain prior period balances have been reclassified to conform to the current period presentation.  The results of operations for the three-month and six-month periods ended December 31, 2003 are not necessarily indicative of results for the entire fiscal year ending June 30, 2004.

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

2.      RECENT ACCOUNTING PRONOUCEMENTS

In January 2003, the Emerging Issues Task Force released Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of accounting for revenue arrangements with multiple deliverables. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Application of EITF 00-21 in the first quarter of fiscal 2004 did not impact the Company's results.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. The Company has assessed the impact of SAB 104 and concluded that the adoption of SAB 104 by the Company did not have a material impact on its condensed consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003.  Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities — there is no grandfathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003, no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special purpose entities and no later than the first reporting period that ends after March 15, 2004 for all other entities.  The Company had no variable interest entities as of December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently.  In general, SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003.  As the Company did not have any derivative financial instruments, the adoption of SFAS No. 149 did not have an impact on the Company’s condensed consolidated financial statements.

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

Had compensation cost for the Company’s plans been determined consistently with the fair value approach described in SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share for the three-month and six-month periods ended December 31, 2003 and 2002, would have been changed as indicated below (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss	$(1,067)	$(8,043)	$(4,490)	$(17,651)
Add: Stock-based employee compensation expense included in the reported loss, net of tax effect	—	60	—	115
Less: Stock-based employee compensation expense using the fair value based method, net of tax effect	(326)	(645)	(530)	(950)
Pro forma net loss	$(1,393)	$(8,628)	$(5,020)	(18,486)

Net loss per share:
As reported	$(0.14)	$(1.20)	$(0.63)	$(2.81)

Pro forma	$(0.18)	$(1.28)	$(0.70)	$(2.95)

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions used for grants in 2003 and 2002, which are presented below. Assumptions related to the Employee Share Purchase Plan are not presented as the related compensation expense amounts are insignificant.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Weighted average risk-free rate	1.00%	1.44%	1.01%	1.59%
Expected life (years)	3.54	2.59	3.54	2.59
Volatility	117%	233%	97%	186%
Dividend yield	—	—	—	—

During the three-month periods ended December 31, 2003 and 2002, the Company granted options with a weighted-average fair value of approximately $2.38 and $2.59, respectively.  During the six-month periods ended December 31, 2003 and 2002, the Company granted options with a weighted-average fair value of approximately $2.40 and $5.25, respectively.

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

The components of the Company’s total comprehensive loss were (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss	$(1,067)	$(8,043)	$(4,490)	$(17,651)
Foreign currency translation adjustments	59	(549)	(6)	(249)
Unrealized loss on investments	—	—	—	(38)
Total comprehensive loss	$(1,008)	$(8,592)	$(4,496)	$(17,938)

5.      BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. The denominator used in the computation of basic and diluted net loss per share is the weighted-average number of common shares outstanding for the respective period. For the three-month and six-month periods ended December 31, 2003 and 2002, 1.6 million potential common shares for all four respective periods, were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.  All outstanding stock options are excluded from the calculation as their effect would be anti-dilutive.

6.      CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2003	June 30, 2003
	(unaudited)
Cash and cash equivalents:
Cash	$6,352	$4,015
Money market funds	36	356
	$6,388	$4,371

As of December 31, 2003 and June 30, 2003, $0.2 million and $0.1 million, respectively, related to a customer bank guarantee, which was classified as restricted cash, short-term portion.

7.      INVENTORIES, NET

Inventories consisted of the following (in thousands):

	December 31, 2003	June 30, 2003
	(unaudited)
Work in process	$14,492	$16,283
Finished goods	2,372	2,720
Inventory held at subcontractors	1,988	2,001
Total	18,852	21,004
Less: Inventory reserve	(11,844)	(12,946)
Inventories, net	$7,008	$8,058

8.      ASSET PURCHASES AND SALES

In December 2003, the Company completed two transactions with an independent third party, whereby it provided an asset license agreement and sold certain assets recognizing a gain on the sale of assets in the amount of $0.8 million.

For the comparative six-month period ended December 31, 2002, the Company completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc. The purchase was accounted for as an acquisition of assets.

Under the asset purchase agreement, the Company acquired substantially all of GBase’s assets and assumed most of its liabilities for an initial purchase price of 0.32 million common shares at $20 per share.  An additional 0.02 million common shares were placed in an escrow pending the satisfaction of certain contingencies.  Contingent consideration of 0.08 million common shares were placed in an escrow and will be released in two tranches subject to the continued employment of key GBase personnel for periods of 12 and 18 months following the asset purchase.  As of December 31, 2003, 78,500 common shares were eligible to be released from escrow and are presently in the process of being released from escrow.

In addition, if the average of the Company’s closing share price during the last calendar quarter of 2003 is below approximately $20 per share, the Company will be obligated to issue additional contingent consideration in common shares and cash, such that the total consideration at that time equals $6.7 million.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common shares issued	5,302
$6,277

Other tangible assets	$123
Qualcomm licenses	1,403
Purchased technology	4,751
$6,277

The value of the contingent consideration of $0.3 million and $0.1 million are being recognized ratably as stock compensation expense over 12 and 18 months, respectively, from the date of completion of the asset purchase.  For the three-month and six-month periods ended December 31, 2003, $0.1 million and $0.1 million, respectively, related to this contingent consideration were recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations.  Purchased technology is amortized over the estimated useful life of 4 years and is classified as cost of revenue.

In October 2002, the Company entered into a licensing agreement with Telos Technology Ltd.  Under the agreement, the Company granted a perpetual license to Telos to use certain technology acquired in the GBase acquisition for consideration of $2 million.  The $2 million received was offset against the cost of GBase’s purchased technology.

9.      RESTRUCTURING CHARGES

The Company’s restructuring accrual is summarized as follows (in thousands):

For the three-month period ended December 31, 2003	Restructuring Accrual as of September 30, 2003	Additions/ Reversals	Payments	Restructuring Accrual as of December 31, 2003
Future lease payments related to abandoned facilities	$1,765	$—	$(300)	$1,465
Workforce reduction	93	374	(297)	170
Total	$1,858	$374	$(597)	$1,635

For the six-month period ended December 31, 2003	Restructuring Accrual as of June 30, 2003	Additions/ Reversals	Payments	Restructuring Accrual as of December 31, 2003
Future lease payments related to abandoned facilities	$1,765	$—	$(300)	$1,465
Workforce reduction	150	432	(412)	170
Total	$1,915	$432	$(712)	$1,635

During the first six months of fiscal 2004, the Company continued its restructuring program and accordingly recorded additional restructuring expenses principally related to severance payments of $0.4 million.

The remaining restructuring accrual for future lease payments related to abandoned facilities of $1.5 million and workforce reduction of approximately $0.2 million is expected to be paid out through calendar 2004, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring expenses.

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

The following table reconciles changes in the Company’s accrued warranties which is included in accrued expenses and related costs for the three and six-month periods ended December 31, 2003 and 2002, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Beginning accrued warranty and related costs	$569	$644	$569	$644
Cost of warranty claims	(270)	(75)	(270)	(75)
Ending accrued warranty and related costs	$299	$569	$299	$569

11.          LINES OF CREDIT

The Company has two credit facilities for a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. Availability is based on amounts drawn not to exceed 50% of the European subsidiary’s trade receivables due less than 120 days.  The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. Collateral is based on specific receivables and certain assets of the Company’s European subsidiary.  As of December 31, 2003, $0.1 million has been drawn down under the two facilities.  If the Company elects to borrow funds under its committed lines of credit, the Company will incur additional interest expense during any periods when amounts are outstanding under the lines of credit.  The two credit facilities will expire in October 2004.

In June 2003, the Company obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding.  In September 2003, the availability under the line of credit was increased to $2.5 million.  The line of credit is available through June 29, 2004.  As of December 31, 2003, $0.7 million has been drawn down.  Repayment is required when collateralized receivables are 90 days past due unless replenished by a more current receivable.

12.     TRANSACTIONS WITH SHAREHOLDERS, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

The Company is engaged in business transactions with shareholders or major customers resulting in the following revenue (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenue:
Eastern Communications Co., Ltd.**	$—	$1,250	$—	$2,605
Hutchison Telecommunications Group**	—	360	—	531
Mauritel Mobiles	1,767	—	1,800	—
Safaricom Telecommunications	1,168	244	1,204	849
Commercial Facilitators Limited	—	—	4,880	—
Halabcha General Trading	32	—	1,297	—
Total	$2,967	$1,854	$9,181	$4,030

** Shareholder of the Company

These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Three Months Ended December 31,			Six Months Ended December 31,
	2003	2002		2003		2002
	(unaudited)			(unaudited)
Revenue:
Eastern Communications Co., Ltd.**	*	16%		—		17%
Mauritel Mobiles	17%		*		*		*
Safaricom Telecommunications	11%		*		*		*
Commercial Facilitators Limited	*		*	23%			*

* Less than 10%

** Shareholder of the Company

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

The following table summarizes information relating to the Company’s significant customers with trade receivable balances greater than 10% as of:

	December 31, 2003	June 30, 2003
	(unaudited)
Trade Receivables:
Commercial Facilitators Limited	15%	—
Safaricom Telecommunications	10%		*
Widespread Trading International	*	25%

* Less than 10%

13.   COMMITMENTS

(a)   OPERATING LEASE COMMITMENTS

The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates through December 2006.  Future minimum lease payments as of December 31, 2003 (excluding the former Menlo Park facility discussed below) are as follows (in thousands):

Fiscal Years ending June 30
2004	$1,063
2005	1,876
2006	634
2007	17
Total minimum lease payments	$3,590

In May 2003, the Company vacated its Menlo Park, California facility and, in September 2003, renegotiated all remaining obligations under the lease agreement in exchange for 19 equal monthly payments of $0.1 million beginning October 2003.  The amount of the remaining obligation is included in the accompanying condensed consolidated balance sheet as accrued restructuring expense.

Also in May 2003, the Company relocated its principal administrative, manufacturing and engineering facilities from its facility in Menlo Park, California to its main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control.  The three-year lease commenced in May 2003.

Rent expense was approximately $0.3 million and $0.7 million for the three-month periods ended December 31, 2003 and 2002, and $0.5 million and $1.4 million for the six-month periods ended December 31, 2003 and 2002, respectively.

(b) CAPITAL LEASE COMMITMENTS

The Company has two capital leases. These leases expire in December 2004 and February 2005. Aggregate future minimum lease payments as of December 31, 2003 are as follows (in thousands):

Year ending June 30
2004	$272
2005	316
Total minimum lease payments	588
Less interest	(33)
Present value of payments under capital lease	555
Less current portion	(511)
Long-term portion of capital lease obligation	$44

(c) FUTURE QUALCOMM LICENSE PAYMENTS

Future payments due to Qualcomm for a worldwide CDMA infrastructure license are included with accrued expenses on the condensed consolidated balance sheet as of December 31, 2003 in the amount of $1.6 million, net of interest imputed at a rate of 10% per annum.

(d) CONTRACT MANUFACTURERS

The Company generally commits to purchase products from its contract manufacturers covered by forecasts with cancellation fees.  As of December 31, 2003, the Company had committed to make purchases totaling $2.6 million from these manufacturers in the next 12 months.  The Company has provided a $0.3 million reserve for commitment cancellations for the next 12 months as of December 31, 2003.

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

14.   COMMON SHARE AND WARRANT ISSUANCE

In November 2003, the Company completed a $5.3 million private placement of its 1.35 million newly issued common shares.  The common shares were sold at a discount of approximately 9% from the average closing sale price of its common shares for the five trading days preceding the closing date.  The net proceeds of this financing are being used for general corporate purposes.  During the six-month-period ended December 31, 2003, the Company also issued 37,447 common shares in the amount of $0.1 million to certain members of the Board of Directors in lieu of director fees.

For the comparable six-month period ended December 31, 2002, the Company amended its original equipment manufacturer agreement with UTStarcom, Inc.  Additionally, UTStarcom acquired 0.58 million common shares of the Company for a purchase price of $3.0 million, which represents the fair market value of the transaction.  During the six-month period ended December 31, 2002, the Company also issued warrants to purchase 0.2 million of its common shares to UTStarcom.  The fair value of the warrant of $0.3 million was determined using the Black-Scholes pricing model with the following assumptions: interest rate at 3.5%, volatility at 122%, exercise price at $2.10 and 3-year terms.  The $0.3 million was charged to the Company’s condensed consolidated statement of operations as selling, general and administrative expense.

15.   SEGMENT INFORMATION

SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is the chief executive officer.  The Company operates in a single segment.  The Company’s cellular products, such as GSM infrastructure equipment and software, support an entire wireless network within a single, compact enclosure.

Due to the nature of the Company’s business, shipments are frequently made to a systems integrator located in the United States or in another country, only to be repackaged and shipped to a different country for actual installation.  Geographic revenue information for the three-month and six-month periods ended December 31, 2003 and 2002 is based on the location of the Company’s customers. Long-lived assets include property, plant and equipment and intangible assets. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

The following table sets out total revenues and property, plant and equipment information for geographic areas (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net Revenues:
United States	$1,615	$1,692	$1,656	$3,540
North America (other than United States)	488	780	1,085	827
Latin America	18	113	40	261
Europe, Middle East and Africa	5,420	3,530	13,851	6,500
Asia Pacific	2,916	1,837	4,540	3,777
Total	$10,457	$7,952	$21,172	$14,905

	As of December 31, 2003	As of June 30, 2003
	(unaudited)
Property, Plant and Equipment:
United States	$2,399	$3,101
Latin America	—	31
Europe, Middle East and Africa	436	437
Asia Pacific	512	752
Total	$3,347	$4,321

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

A proposal has been made for the settlement and release of claims against the issuer defendants, including interWAVE. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against interWAVE continues, interWAVE believes it has meritorious defenses and intends to defend the action vigorously.  These legal proceedings may be time consuming and expensive and the outcome could be adverse to interWAVE. An adverse outcome could have a material adverse effect on interWAVE’s financial position, its business and results of operations.

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

We generate revenues through sales by our direct sales force to wireless service providers, sales to system integrators that either sell our systems on a stand-alone basis or integrate them with their systems and sales to communications equipment providers.  The components of sales by channel are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Direct sales to wireless providers	81%	61%	85%	54%
System integrators	12%	9%	11%	20%
Communication equipment providers	7%	30%	4%	26%

Net revenues outside North America represented approximately 87% and 71% of total net revenues for the six months ended December 31, 2003 and 2002, respectively, and 80% and 69% of total revenues for the three months ended December 31, 2003 and 2002, respectively.  We have derived and expect to continue to derive a majority of our revenues from products installed outside the United States by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers.  We believe that the majority of products we sell in the United States are ultimately installed outside the United States.  Accordingly, our business is exposed to risks from economic uncertainties, currency fluctuations, political instability and uncertain regulatory environments.

Of the revenue in the first six months of fiscal 2004, 66% of our revenue was derived from sales in Europe, the Middle East and Africa, 21% of our revenue was derived from sales in the Asia Pacific, and 13% of our revenue was derived from sales in North America.  Of the revenue in the second quarter of fiscal 2004, 52% of our revenue was derived from sales in Europe, the Middle East and Africa, 28% of our revenue was derived from sales in Asia Pacific, and 20% of our revenue was derived from sales in North America.  We intend to continue our expansion into Russia and to establish a more significant presence in Eastern Europe, where cellular service penetration is low and we believe the potential for growth is significant.

In September 2002, we completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc.  We recently began offering CDMA2000 products, beginning with our 1XRTT products.  We are in the process of developing switching nodes, value added servers and operation maintenance (O&M) systems to complement products acquired in the GBase asset purchase, which will enable us to offer full CDMA systems to service providers.

We generated net revenues of $21.2 million and $14.9 million for the six-month periods ended December 31, 2003 and 2002, respectively.  We incurred net losses of $4.5 million and $17.7 million for the six-month periods ended December 31, 2003 and 2002, respectively.  As of December 31, 2003, we had an accumulated deficit of $331.4 million.

In the first two fiscal quarters of 2004, we continued to face a challenging global economic environment.  During this period, we continued downsizing and realigning our company to focus on our core business as a provider of cellular infrastructure networks to network operators.

In November 2003, we completed a $5.3 million private placement of our newly issued common shares.  The common shares were sold at a discount of approximately 9% from the average closing sale price of our common shares for the five trading days preceding the closing date.  The net proceeds of this financing are being used for general corporate purposes.

In December 2003, we completed two transactions with an independent third party, whereby we provided an asset license agreement and sold certain assets recognizing a gain on the sale of assets in the amount of $0.8 million.

For the remainder of fiscal 2004, we plan to refine our sales and marketing strategy in light of improving worldwide economic conditions.  We plan to market into countries where wireless telephone services are necessary for continued economic survival, offering solutions at prices for overall network deployment that are targeted to allow network operators to break even within one year. We plan to make further inroads into regions in Russia, Latin America, the former Soviet states, and parts of Asia.

We intend to focus on the continued reduction in operational, sales and marketing costs by relying increasingly on our partners. We plan to move direct support services to these partners or third party systems integrators. We also plan to reduce costs on core product lines through design and manufacturing improvements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our total revenue and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet.  We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounts receivable valuation, inventory valuation, and restructuring charges have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies.  These policies, and our procedures related to these policies, are described in detail below.

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

At the beginning of our fiscal 2004 on July 1, 2003, we adopted accounting pronouncement EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses whether a customer arrangement contains more than one unit of accounting and the measurement and allocation of the separate units of accounting in the customer arrangement. Application of EITF 00-21 in the first quarter of fiscal 2004 did not impact our financial results.

Accounts Receivable Valuation

We evaluate the collectibility of our trade receivables based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we estimate a specific allowance for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record allowances for doubtful accounts for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables are also likely to change.

Inventory Valuation

We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, quality issues, excess inventory and obsolescence. Based on this analysis, we estimate adjustments, when appropriate, to reflect inventory at net realizable value.

Restructuring Charges

Our Board of Directors approved a plan to reduce the aggregate workforce of interWAVE, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction primarily due to the severe downturn in the economic environment in the telecommunications industry. Restructuring charges are recorded in the consolidated statement of operations as a separate line item. Please refer to Note 9 to the consolidated financial statements for further discussion of our restructuring activities.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.1	77.4	54.0	85.0
Gross margin	49.9	22.6	46.0	15.0
Operating expenses:
Research and development	22.4	50.2	21.6	51.6
Selling, general and administrative	40.6	68.1	46.1	75.3
Amortization of deferred stock compensation	—	0.8	—	0.8
(Gains) losses on asset sales and asset impairments	(7.7)	—	(3.8)	0.7
Restructuring charges	3.6	1.9	2.1	4.3
Loss from operations	(9.0)	(98.4)	(20.0)	(117.6)
Interest income (expense), net	(0.3)	0.4	(0.3)	0.8
Other expense, net	(1.0)	(1.4)	(0.9)	(0.2)
Income tax benefit (expense)	0.1	(1.7)	0.0	(1.5)
Net loss	(10.2)%	(101.1)%	(21.2)%	(118.5)%

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

TOTAL REVENUES

Total revenues increased 24%, or $2.5 million, from $8.0 million in the second quarter of fiscal 2003 to $10.5 million in the second quarter of fiscal 2004 as a result of increased sales from existing customers and new customers due to the improving global economic environment and our continued penetration into the African continent.  Our increased total revenues primarily resulted from increased sales to wireless service providers, which increased from $4.8 million in the second quarter of fiscal 2003 to $8.5 million in the second quarter of fiscal 2004, and increased sales to system integrators, which increased from $0.8 million in the second quarter of fiscal 2003 to $1.2 million in the second quarter of fiscal 2004, offset by decreased sales to communications equipment providers, which decreased from $2.4 million in the second quarter of fiscal 2003 to $0.7 million in the second quarter of fiscal 2004.

COST OF REVENUES

Cost of revenues decreased 16%, or $1.0 million, from $6.2 million in the second quarter of fiscal 2003 to $5.2 million in the second quarter of fiscal 2004.  As a percentage of total revenues, cost of revenues was 50% in the second quarter of fiscal 2004 and 77% in the second quarter of fiscal 2003.  Changes in the types of products and services required by our customers affect our cost of revenues depending on the mix of high or low margin products required by them.  In the second quarter of fiscal 2004, 5% of total revenues was attributed to our WAVEXchange and Network-In-A-Box products, which earn relatively high gross profits, while 62% was attributed to our WAVEXpress/BTS, which earns relatively low gross profits.  In the same period in fiscal 2003, 3% of total revenues was attributed to the relatively high margin WAVEXchange and Network-In-A-Box products, while 76% was attributed to the relatively low margin WAVEXpress/BTS.  Additionally, in the second quarter of fiscal 2003, certain fulfillment costs for customer shipments were recognized for which related revenue was recognized on a cash receipt basis in another period, thereby increasing cost of revenues for the second quarter of fiscal 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 41%, or $1.7 million, from $4.0 million in the second quarter of fiscal 2003 to $2.3 million in the second quarter of fiscal 2004.  The change is primarily due to a decrease of $0.6 million in labor-related costs as a result of a decrease in salaries, fringe benefits and bonuses related to reductions in our workforce.  The remaining decrease of $1.1 million is due to reductions in research and development materials, professional fees, depreciation and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased 22%, or $1.2 million, from $5.4 million in the second quarter of fiscal 2003 to $4.2 million in the second quarter of fiscal 2004.  This decrease is primarily attributed to a $1.0 million decrease in labor-related costs due to continued reductions in headcount.  The remaining decrease of $0.2 million is comprised of professional and legal fees, public relations and marketing expense, depreciation, telephone and other miscellaneous expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

We did not incur amortization of deferred stock compensation expense in the second quarter of fiscal 2004 compared to $60 thousand in the same quarter of fiscal 2003.  Deferred stock compensation was fully amortized in March 2003.

(GAINS) LOSSES ON ASSET SALES AND ASSET IMPAIRMENTS

In December 2003, we completed two transactions with an independent third party, whereby we provided an asset license agreement and sold certain assets recognizing a gain on sale of assets in the amount of $0.8 million.  There were no losses (gains) on asset sales and asset impairments during the quarter ended December 31, 2002.

RESTRUCTURING CHARGES

In accordance with our plan to reduce our workforce, consolidate facilities and restructure certain business functions to achieve cost reductions, we recorded a restructuring charge of $0.4 million in the second quarter of fiscal 2004.  See Note 9 to the condensed consolidated financial statements for details.

INTEREST INCOME

Interest income decreased 100%, or $28 thousand, from $28 thousand in the second fiscal quarter of 2003 to zero in the second fiscal quarter of 2004.  This decrease was due to the reduction of cash and investments from our use of funds for operations.

INTEREST EXPENSE

Interest expense was $33 thousand and zero in the second fiscal quarters of 2004 and 2003, respectively.  This expense was primarily associated with our short-term borrowings and equipment loans and leases.

SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

TOTAL REVENUES

Total revenues increased 30%, or $6.3 million, from $14.9 million in the first six months of fiscal 2003 to $21.2 million in the first six months of fiscal 2004 as a result of increased sales from existing customers and new customers due to the improving global economic environment and our continued penetration into the African continent.  Our increased total revenues primarily resulted from increased sales to wireless service providers, which increased from $8.0 million in the first six months of fiscal 2003 to $17.9 million in the first six months of fiscal 2004 offset by decreased sales to system integrators, which decreased from $3.0 million in the first six months of fiscal 2003 to $2.4 million in the first six months of fiscal 2004, and decreased sales to communications equipment providers, which decreased from $3.9 million in the first six months of fiscal 2003 to $0.9 million in the first six months of fiscal 2004.

COST OF REVENUES

Cost of revenues decreased 9.7%, or $1.3 million, from $12.7 million in the first six months of fiscal 2003 to $11.4 million in the first six months of fiscal 2004.  As a percentage of total revenues, cost of revenues was 54% in the first six months of fiscal 2004 and 85% in the first six months of fiscal 2003.  Changes in the types of products and services required by our customers affect our cost of revenues depending on the mix of high or low margin products required by them.  In the first six months of fiscal 2004, 6% of total revenues was attributed to our WAVEXchange and Network-In-A-Box products, which earn relatively high gross profits, while 54% was attributed to our WAVEXpress/BTS, which earns relatively low gross profits.  In the same period in fiscal 2003, 3% of total revenues was attributed to the relatively high margin WAVEXchange and Network-In-A-Box products, while 64% was attributed to the relatively low margin WAVEXpress/BTS.  Additionally, in the second quarter of fiscal 2003, certain fulfillment costs for customer shipments were recognized for which related revenue was recognized on a cash receipt basis, thereby increasing cost of revenues for the first six months of fiscal 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by 40%, or $3.1 million, from $7.7 million in the first six months of fiscal 2003 to $4.6 million in the first six months of fiscal 2004.  The change is primarily due to a decrease of $1.5 million in labor-related costs as a result of a decrease in salaries, fringe benefits and bonuses related to reductions in our workforce.  The remaining decrease of $1.6 million is due to reductions in research and development materials, professional fees, depreciation and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased 13%, or $1.4 million, from $11.2 million in the first six months of fiscal 2003 to $9.8 million in the first six months of fiscal 2004.  This decrease is primarily attributed to a decrease of $0.7 million in labor-related costs due to continued reductions in headcount.  The remaining decrease of $0.7 million is comprised of professional and legal fees, public relations and marketing expense, depreciation, telephone and other miscellaneous expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

We did not incur amortization of deferred stock compensation expense in the first six months of fiscal 2004 compared to a charge of $0.1 million in the same period of fiscal 2003.  Deferred stock compensation was fully amortized in March 2003.

(GAINS) LOSSES ON ASSET SALES AND ASSET IMPAIRMENTS

The $0.1 million loss on asset sales and asset impairments in the first six months of fiscal 2003 relates to our sale of certain fixed assets to third parties, including two transactions in December 2003 with an independent third party, whereby we provided an asset license agreement and sold certain assets recognizing a gain on the sale of assets in the amount of $0.8 million.

RESTRUCTURING CHARGES

In accordance with our plan to reduce our workforce, consolidate facilities and restructure certain business functions to achieve cost reductions, we recorded a restructuring charge of $0.4 million in the first six months of fiscal 2004.  See Note 9 to the condensed consolidated financial statements for details.

INTEREST INCOME

Interest income decreased 100%, or $0.1 million, from $0.1 million in the first six months of 2003 to zero in the first six months of 2004.  This decrease was due to the reduction of cash and investments from our use of funds for operations.

INTEREST EXPENSE

Interest expense was $73 thousand and $1 thousand in the first six months of 2004 and 2003, respectively.  This expense was primarily associated with our short-term borrowings and equipment loans and leases.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the six month period ended December 31, 2003, net cash used in operating activities of $1.6 million was primarily attributable to net losses from operations, gain on asset sales and decreases in deferred revenue, offset by non-cash depreciation and amortization, as well as decreases in inventory and increases in accounts payable and other accrued liabilities.  For the six-month period ended December 31, 2002, net cash used in operating activities of $7.5 million was primarily attributable to net losses from operations, decreases in accounts payable and accrued liabilities, offset by non-cash depreciation and amortization as well as decreases in trade receivables and inventory.

Investing Activities.  For the six-month period ended December 31, 2003, net cash used in investing activities of $38 thousand was primarily related to purchases of property and equipment offset by the sale of our long term investment in Ireland.  For the six-month period ended December 31, 2002, net cash provided by investing activities of $2.1 million consisted primarily of the sale of short-term investments, offset by purchases of property and equipment.  We expect that capital expenditures will remain nominal due to our continued cost-cutting efforts and conservation of cash resources.

Financing Activities.  For the six-month period ended December 31, 2003, net cash provided in financing activities of $3.7 million consisted of our closing of a $5.3 million private placement of our newly issued common shares, offset by principal payments on notes payable and capital equipment leases.  For the six-month period ended December 31, 2002, net cash provided in financing activities of $2.8 million consisted of $3.0 million raised through the sale of common shares to UTStarcom, Inc. and payments from notes receivable, offset by principal payments on notes payable and other liabilities.

Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2006. As of December 31, 2003, we had $3.6 million in future operating lease commitments.  In May 2003, we relocated our principal administrative, manufacturing and engineering facilities from our former facility in Menlo Park, California to our main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control.  The three-year lease commenced in May 2003.  In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements.  Our significant cash commitments for the next few years is summarized as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments	$3,590	$1,063	$2,527	$—	$—
Purchase commitments	2,569	2,569	—	—	—
Restructuring commitments	1,635	1,235	400	—	—
Qualcomm license scheduled payments	1,588	1,588	—	—	—
Capital lease commitments	555	511	44	—	—
Short-term borrowings	693	693	—	—	—
Total	$10,630	$7,659	$2,971	$—	$—

In January and March 2001, we entered into two equipment financing agreements for an aggregate total of $2 million.  The financing equipment loans range from three to four years. The interest on each loan is fixed at the time of a draw down with the interest rates ranging from 9.8% to 10.3%.  interWAVE’s obligations under these loans are secured by the assets financed.  We had $0.6 million outstanding as of December 31, 2003, under these loans.  We intend to repay approximately $0.5 million of the outstanding balance as of December 31, 2003 over the next twelve months.

In addition, we have two credit facilities through a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years.  As of December 31, 2003, $0.1 million was drawn down on these credit facilities.  If we elect to borrow funds under these committed lines of credit, we will incur additional interest expense during any periods when amounts are outstanding under the lines.  The two credit facilities will expire in October 2004.

In June 2003, we obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding.  In September 2003, the availability under the line of credit was increased to $2.5 million.  The line of credit is available through June 29, 2004.  $0.7 million has been drawn down as of December 31, 2003. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable.

In May 2003, we vacated our Menlo Park, California facility and, in September 2003, we renegotiated our remaining obligations under the lease agreement for the facility and agreed to make 19 equal monthly payments of $0.1 million beginning October 2003.

In November 2003, we closed a $5.3 million private placement of our 1.35 million newly issued common shares.  The common shares were sold at a discount of approximately 9% from the average closing sale price of interWAVE common shares for the five trading days preceding the closing date.  The net proceeds of this financing are being used for general corporate purposes.  We have agreed to file a registration statement covering the 1.35 million shares issued to the investors in this private placement after May 11, 2004, and upon the request of the investors.

As of December 31, 2003, we had no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

Summary of Liquidity.  We cannot assure you that our existing cash and cash equivalents plus short-term investments will be sufficient to meet our liquidity requirements.  We have had recurring net losses for the past three fiscal years.  Management is executing plans with the intent of increasing revenues and margins, reducing spending and raising additional amounts of cash through the issuance of debt or equity securities, asset sales or through other means such as customer prepayments.  If additional funds are raised through the sale of our assets, we may be limited in the type of business we can carry on in the future.  If additional funds are raised through the issuance of preferred equity securities or debt securities, these securities could have rights, preferences and privileges senior to holders of common shares, and the terms of any debt could impose restrictions on our operations.  The sale of additional equity or convertible debt securities could result in dilution to our shareholders, and we may not be able to obtain additional financing on acceptable terms, if at all.  If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations or even cease our operations.  We cannot assure you that we will be successful in the execution of our plans.

RISK FACTORS

We may require additional financing to fund our operations for the remainder of fiscal 2004 and beyond and this financing may not be available.

We may require additional capital to fund our operations during the remainder of fiscal 2004 and beyond. We have had recurring net losses in the past three fiscal years and in the six-month period ended December 31, 2003. Our management is currently attempting to execute plans intended to increase revenues and margins, reduce spending and raise additional financing through the issuance of debt or equity securities, the sale of assets or through other means such as customer prepayments.

The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders and such securities may have rights, preferences and privileges senior to those held by existing shareholders.  In addition, the terms of any debt could impose restrictions on our operations.  If additional funds are raised through the sale of our assets, we may be limited in the type of business we can carry on in the future.  If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Moreover, if we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of the downturn in the telecommunications equipment industry, demand for our products declined significantly.  Continued weakness in the telecommunications equipment industry or deterioration to the business or financial condition of our customers in this industry could have a material adverse impact on our business, operating results and financial condition. If the economic conditions in the United States and in the other international markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

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

We have a history of losses, expect short-term future losses and may never achieve or sustain profitability.

As of December 31, 2003, we had an accumulated deficit of $331.4 million.  We incurred net losses of approximately $1.1 million for the fiscal quarter ended December 31, 2003.  We expect to continue to incur net losses in the short-term and these losses may be substantial.  To achieve and sustain profitability and positive cash flow, we will need to generate substantially higher revenues.  Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control.  These factors include:

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

Due to these factors and other factors, we may be unable to achieve or maintain profitability. If we are unable to achieve or maintain profitability, or if we are unable to achieve cash-flow breakeven, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

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

•              the timing of orders from and shipments to major customers, including the possible cancellation of orders;

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

•              the amount of capital equipment spending by our customers, including telecommunications service providers and Internet service providers; and

•              economic conditions, including recessionary conditions in the telecommunications industry worldwide.

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

The sales cycle for our complete network systems may last from nine months to one year or more and the purchasing process for many customers is complex. Customers often require assistance in network planning, equipment specification, business plan preparation and financing presentations. Customers also may require a number of approvals, including the approval of licensing authorities, and in some cases, internal approvals from a technical team, management group and board of directors, as well as the approval of third party financing for the purchase. In addition, prior to submitting an order, some customers for our complete network systems require public hearings and a public decision approval process. The timing and outcome of our customers’ purchasing and financing processes may be difficult to determine and may affect our ability to forecast sales. If we fail to close the sale for one or more complete network systems in any fiscal quarter, or if a customer fails to obtain the required approvals or fails to obtain financing, our revenues and operating results would be adversely affected.

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

On separate occasions during calendar 2003, Nasdaq notified interWAVE that it no longer met the minimum bid price requirement and the minimum shareholder equity requirement.  interWAVE subsequently cured both maintenance standard deficiencies and Nasdaq closed its inquiries in both matters.

As a matter of standard procedure, the Nasdaq National Market Staff typically evaluates compliance with its continued listing requirements on a quarterly basis concurrent with the filing of financial statements with the SEC.  If we are unable to maintain compliance with the listing requirements of the Nasdaq National Market in the future, we may be subject to delisting from the Nasdaq National Market and forced to transfer the listing of our common shares to the Nasdaq SmallCap Market in order to take advantage of that market’s lengthier grace periods and more lenient requirements.

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

We frequently enter into financing arrangements in connection with the sale of our products to our customers. These financing arrangements may include extended payment terms and, on occasion, lines of credit that cover not only equipment financing but also the working capital needs of our customers. We cannot assure you that these customers will be able to pay us on time, or at all. If these customers do not pay on a timely basis, our operating results would be adversely affected.

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

•              the difficulty of effectively managing a geographically dispersed group of employees;

•              the difficulty of incorporating acquired technology into our products and unanticipated expenses related to such integration;

•              the potential underestimation of the costs and resources required to complete development of new products in an acquired company;

•              maintaining customer, supplier and other favorable relationships of acquired operations;

•              the additional costs and unforeseen liabilities associated with acquired operations;

•              the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

•              the impairment of assets in the telecommunications business with unfavorable market conditions, particularly for broadband wireless access products; and

•              the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets.

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

A small number of customers account for a significant portion of our revenues. Net revenues from significant customers as a percentage of our total net revenues are as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2003	2002		2003		2002
	(unaudited)			(unaudited)
Revenue:
Mauritel Mobiles	17%		*		*		*
Safaricom Telecommunications	11%		*		*		*
Commercial Facilitators Limited	*		*	23%			*

* Less than 10%

We expect that the majority of our revenues will continue to depend on sales to a small number of customers.  A significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer, would adversely affect our operating results.  Some of our key customers have experienced a severe downturn in their businesses.  We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures.  If our key customers continue to experience, or any other key customers experience, a downturn in their business or shift their purchases to our competitors, our revenues and operating results would decline.

We depend primarily on one contract manufacturer to manufacture most of our products, and plan to use only one contract manufacturer in the future.

We depend on one contract manufacturer to manufacture most of our products. We do not have a long-term supply contract with our contract manufacturer, and the manufacturer is not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order.

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

The development of new or enhanced products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or product enhancements. We also must effectively manage the transition from old products to new or enhanced products. In September 2002, we acquired the assets of a third generation, or 3G, product development company, GBase Communications that develops products based on the CDMA2000 standard.  We cannot assure you that we will be able to develop, introduce or manage 3G products or any other new product or product enhancements in a timely manner or at all. Failure to develop new products or product enhancements in a timely manner would substantially decrease market acceptance and sales of our products.

Failure to comply with regulations affecting the telecommunications industry could seriously harm our business and results of operations.

Our failure to comply with government regulations relating to the telecommunications industry in countries where our products are deployed and failure to comply with any changes to those regulations could seriously harm our business and results of operations. We have not completed all activities necessary to comply with existing regulations and requirements in some of the countries in which we intend to sell our products. Compliance with the regulations of numerous countries could be costly and delay the deployment of our products.

Our failure to comply with evolving industry standards could delay our introduction of new products.

An international consortium of standards bodies has established the specifications for the third generation, or 3G, wireless standard, and is working to establish the specifications of this future wireless standard and its interoperability with existing standards. Any failure of our products to comply with 3G or future standards, including Qualcomm’s standards for CDMA2000, could delay the introduction of these products and require costly and time consuming engineering changes. After a future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future.

Our market opportunity could be significantly diminished in the event that GSM or any subsequent GSM-based standards do not continue to be or are not widely adopted or if CDMA2000 is not widely adopted

Most of our current products are designed to utilize GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA, and time division multiple access, or TDMA. We also recently began offering CDMA2000 products, beginning with our 1XRTT products. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, or in the event that CDMA2000 products are not widely adopted, our market opportunity could be significantly limited, which would seriously harm our business.

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

In addition, we are seeking to sell our products in emerging markets, many of which have less reliable traditional telephone infrastructures than developed countries. If these countries improve the reliability and service of their traditional telephone networks, the demand for our products in these markets could diminish and our future revenue growth could decline.  Our products may not function optimally in these markets due to the poor quality of their existing public switched telephone networks, which may be inadvertently perceived by our product users as a reflection of the quality of our products and hence, adversely affect our business.

Many of our competitors and potential competitors have substantially greater name recognition and greater technical, financial and sales and marketing resources than we have. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. Trends toward increased consolidation in the telecommunications industry may increase the size and resources of some of our current competitors and could affect some of our current relationships. Pricing trends in the telecommunications markets may cause our competitors to cut prices significantly in an effort to win business.

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

As of December 31, 2003, our customers in the People’s Republic of China accounted for approximately 2% of our trade receivables.  Sales in China pose significant risks, which include:

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

Our business is highly dependent on our ability to attract, retain and motivate qualified technical and management personnel.  In particular, skilled management and technical personnel are essential to the development of our 3G products.  Generally, these employees are not bound by employment or non-compete agreements.  Competition has been and may continue to be intense for qualified personnel in our industry and in Northern California, where most of our engineering personnel are located, and we may not be successful in attracting and retaining these personnel. Our current personnel resources are particularly limited because we have reduced the number of our employees in order to reduce our expenses.  The search for a replacement for any of our key personnel could be time consuming, and could distract our management team from the day-to-day operations of our business.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

We cannot assure you that the protection offered by our U.S. patents will be sufficient or that any of our pending U.S. or foreign patent applications will result in the issuance of patents. In addition, competitors in the United States and other countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent or interfere with our ability to make and sell our products in the United States or abroad. We have 29 issued and 17 pending U.S. patents. We have filed many of these patents internationally. We have a total of 7 issued and 18 patents pending worldwide. Unauthorized parties may attempt to design around our patents, copy or otherwise obtain and use our products. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our proprietary rights could harm our competitive position and therefore cause our revenues and operating results to decline.

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

There are a number of GSM and CDMA patents held by different companies that may impact our GSM and CDMA technology. If any of our products infringe on any of these patents and we are unable to negotiate license agreements, then we may be required to redesign a portion of our product line.

Control by our existing shareholders could discourage the potential acquisition of our business.

As of December 31, 2003, our executive officers, directors and 5% or greater shareholders and their affiliates owned approximately 3.7 million shares, or approximately 45%, of our outstanding common shares. Acting together, these shareholders may be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

Anti-takeover provisions in our Bye-laws and our Shareholder Rights Plan could impede an attempt to replace or remove our directors or to initiate a change of control, which could diminish the value of our common shares.

Our Bye-laws and Shareholder Rights Plan contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so or delay or prevent a change of control that a shareholder might consider favorable.  Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

Our Bye-laws contain the following provisions that could have such an effect:

•      election of our directors is staggered, meaning that the members of only one of three classes of our directors are selected each year; and

•      shareholders have limited ability to remove directors.

Our Shareholder Rights Plan contains provisions which might cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors.

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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given us an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations, shares, debentures or other obligations until March 28, 2016.  Given the limited duration of the Minister of Finance’s assurance we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

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

Terrorist acts or acts of declared or undeclared war may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors, or customers, which could significantly impact our revenues, costs, expenses, cash flow and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of declared or undeclared war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. Additionally, we are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of declared or undeclared war.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk. Through December 31, 2003, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activity in connection with our international business or foreign currency risk.

Interest Rates

We invest our cash in financial instruments, including commercial paper, and repurchase agreements, and in money market funds. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our investments, which currently yield approximately 0.1% annual interest, consist primarily of highly liquid debt instruments that are of high-quality investment grade and mature in one year or less, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Due to the short-term nature of our investments and the short-term and variable interest rate features of our indebtedness, we believe that there is no material market or interest rate risk exposure.

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

A proposal has been made for the settlement and release of claims against the issuer defendants, including interWAVE. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against interWAVE continues, interWAVE believes it has meritorious defenses and intends to defend the action vigorously.  These legal proceedings may be time consuming and expensive and the outcome could be adverse to interWAVE. An adverse outcome could have a material adverse effect on interWAVE’s financial position, on its business and results of operations.

interWAVE may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Adoption of Shareholder Rights Plan.

interWAVE adopted a shareholder rights plan on December 2, 2003, whereby it granted one right for each common share held by shareholders of record as of the close of business on December 30, 2003.  Each right will initially entitle shareholders to purchase a fractional share of interWAVE’s preferred shares for $39.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, twenty percent (20%) or more of interWAVE’s outstanding common shares while the shareholder rights plan remains in place, then, unless the rights are redeemed by interWAVE for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of interWAVE or shares of the third party acquirer having a value of twice the right’s then-current exercise price.

(b)   Recent Sales of Unregistered Securities.

The following table sets forth information regarding all unregistered securities of interWAVE issued by interWAVE from October 1, 2003 to December 31, 2003.

Class of Purchasers	Date of Sale	Aggregate Number of Title of Securities	Purchase Price of Securities	Form of Price Consideration
Empire Capital Partners, L.P.	11/13/03	Common Shares- 1,155,000	$4.5 million	Cash
Charter Oak Partners, L.P.	11/13/03	Common Shares- 195,000	$0.8 million	Cash

The common shares were sold at a discount of approximately 9% from the average closing sale price of its common shares for the five trading days preceding the closing date.  interWAVE has agreed to file a registration statement with the SEC covering the aggregate 1,350,000 shares issued to the purchasers in this private placement transaction after May 11, 2004 and upon the request of the purchasers.

The sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to interWAVE that the shares were being acquired for investment or pursuant to a determination of fairness by the California Corporations Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On December 5, 2003 we held our annual meeting of shareholders.

(b) Thomas R. Gibian and Andrew C. Wang were re-elected Class I directors to serve until the annual meeting in 2006 or until their successors have been duly elected and qualified.  Other members of interWAVE’s board of directors whose term of office continued beyond this annual meeting were Priscilla M. Lu, Erwin F. Leichtle, William E. Gibson, Nien Dak Sze and Ker Zhang.

(c) The matters voted on at the meeting were the re-election of Class I directors, and the ratification of KPMG LLP as interWAVE’s independent auditors for the fiscal year ending June 30, 2004.  The votes cast were:

	Votes for	Against or Withheld	Abstentions/Broker Non-votes
Thomas R. Gibian	3,646,091	2,311,692	—
Andrew C. Wang	3,639,259	2,318,524	—
Ratification of KPMG LLP	4,925,579	87,156	945,048

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2 (1)	Amended and Restated Bye-Laws of the Registrant

3.3 (1)	Memorandum of Association

4.2 (2)	Preferred Share Rights Agreement dated December 2, 2003

10.33	Employment Agreement between Registrant and Lars Lindell dated September 30, 2003

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to the same numbered exhibits filed with Registrant’s Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

(2)   Incorporated by reference to the same numbered exhibit filed with the Registrant’s report on Form 8-K on December 18, 2003.

(b)   Reports on Form 8-K

On October 29, 2003, interWAVE furnished a report on Form 8-K pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” announcing its financial results for the first fiscal quarter ended September 30, 2003.

On December 18, 2003, interWAVE filed a report on Form 8-K pursuant to Item 5, “Other Events and Regulation FD Disclosure,” announcing interWAVE’s adoption of a Preferred Share Rights Agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: February 17, 2004	interWAVE Communications International Ltd.

	By:	/s/ ERWIN F. LEICHTLE
Erwin F. Leichtle
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2 (1)	Amended and Restated Bye-Laws of the Registrant

3.3 (1)	Memorandum of Association

4.2 (2)	Preferred Share Rights Agreement dated December 2, 2003

10.33	Employment Agreement between Registrant and Lars Lindell dated September 30, 2003

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to the same numbered exhibits filed with Registrant’s Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

(2)   Incorporated by reference to the same numbered exhibit filed with the Registrant’s report on Form 8-K on December 18, 2003.