Form 10-Q/A
period 2003-12-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2004-03-02
CIK 1095478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 000-1095478

Date of amendment:  March 2, 2004

Date of report being amended:  February 17, 2004

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

EXPLANATORY NOTE

The Company is filing this Report on Form 10-Q/A to amend its Report on Form 10-Q for the quarter ended December 31, 2003.  The amendment consists of the addition of the disclosure in the following paragraph.  No other changes have been made to the original 10-Q filed on February 17, 2004.

The Company has received allegations from a former employee of the Company.  The Company has been advised by KPMG, LLP, its independent auditors, that their review of the financial statements in this report on Form 10-Q/A will not be complete until KPMG, LLP has completed its review of the Company’s investigation of the former employee allegations.  The Company believes, based on the nature of the allegations and on the tentative conclusions of the investigation of the matter being conducted by the Company’s legal counsel, that the former employee’s allegations are unfounded and that the resolution of this matter will not result in any restatement of the Company’s historical financial information.

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

Date: March 2, 2004	interWAVE Communications International Ltd.

	By:	/s/ ERWIN F. LEICHTLE
Erwin F. Leichtle
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
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