Form 10-Q/A
period 2003-12-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2004-03-25
CIK 1095478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 000-1095478

Date of amendment:  March 25, 2004

Date of report being amended:  March 2, 2004

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

EXPLANATORY NOTE

The Company is filing this Report on Form 10-Q/A to amend its Report on Form 10-Q/A filed on March 2, 2004, for the quarter ended December 31, 2003.  The amendment consists of the removal of the Explanatory Note included on Form 10-Q/A filed on March 2, 2004.  No other changes have been made to the original 10-Q/A filed on March 2, 2004.

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

Date: March 25, 2004	interWAVE Communications International Ltd.

	By:	/s/ ERWIN F. LEICHTLE
Erwin F. Leichtle
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
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