Form 10-Q
period 2004-03-31
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2004-05-14
CIK 1095478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

As of May 5, 2004, 9,019,569 common shares, par value $0.01 per share, of the registrant were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,218	$4,371
Restricted cash, short term portion	183	107
Trade receivables, net of allowance of $924 and $2,403 as of March 31, 2004 and June 30, 2003, respectively	5,848	5,959
Trade receivables from related parties	692	625
Inventories, net	7,477	8,058
Prepaid expenses and other current assets	1,982	2,421
Total current assets	23,400	21,541
Property and equipment, net	3,008	4,321
Intangibles, net	6,421	7,150
Restricted cash, long term portion	103	147
Other assets	11	118
Total assets	$32,943	$33,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,500	$1,000
Accounts payable	6,473	5,324
Accrued expenses	2,599	3,526
License payable	1,287	2,166
Accrued compensation	1,555	2,193
Income taxes payable	404	417
Accrued restructuring expenses	1,279	1,915
Deferred revenue	320	1,939
Deferred revenue from related parties	94	141
Advance customer payments	4,824	1,567
Current portion of notes and leases payable	455	786
Total current liabilities	21,790	20,974
Capital lease obligations, long term portion	—	306
Other long term liabilities	1,039	1,978
Total liabilities	22,829	23,258
Shareholders’ equity:
Common shares, $0.01 par value; 20,000,000 authorized; 8,982,582 and 6,755,177 shares issued and outstanding as of March 31, 2004 and June 30, 2003, respectively	89	67
Additional paid-in capital	343,811	338,225
Receivable from shareholders	(178)	(456)
Accumulated other comprehensive loss	(1,087)	(906)
Accumulated deficit	(332,521)	(326,911)
Total shareholders’ equity	10,114	10,019
Total liabilities and shareholders’ equity	$32,943	$33,277

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net revenues	$9,710	$6,580	$30,882	$21,485
Cost of revenues	4,633	4,929	16,075	17,600
Gross profit	5,077	1,651	14,807	3,885
Operating expenses:
Research and development	2,281	3,253	6,856	10,948
Selling, general and administrative	4,003	3,933	13,770	15,150
Amortization of deferred stock compensation	—	79	—	194
Gains on asset sales	—	(332)	(809)	(227)
Restructuring charges	4	79	436	715
Total operating expenses	6,288	7,012	20,253	26,780
Loss from operations	(1,211)	(5,361)	(5,446)	(22,895)
Interest income	3	22	3	149
Interest expense	(14)	(66)	(87)	(67)
Other expenses, net	41	85	(137)	59
Loss before income taxes	(1,181)	(5,320)	(5,667)	(22,754)
Income tax benefit (expense)	61	(139)	57	(356)
Net loss	$(1,120)	$(5,459)	$(5,610)	$(23,110)
Basic and diluted net loss per share	$(0.13)	$(0.81)	$(0.74)	$(3.59)
Shares used in computing basic and diluted net loss per share	8,342	6,733	7,550	6,429

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2004	2003
	(unaudited)
Net loss	$(5,610)	$(23,110)
Depreciation and amortization	2,987	3,969
Amortization of deferred stock compensation	—	194
Compensation expense related to issuance of stock and warrants	135	320
Compensation expense related to issuance of contingent consideration	134	786
Gains on asset sales	(809)	(227)
Provision for bad debts	644	(400)
Changes in operating assets and liabilities:
Restricted cash	(32)	1,427
Trade receivables	(600)	5,702
Inventories	581	3,972
Accounts payable	1,124	(2,865)
Accrued and other liabilities	(191)	(1,976)
Deferred revenue	(1,666)	(168)
Advance license payment	—	400
Other assets and long-term liabilities	224	570
Net cash used in operating activities	(3,079)	(11,406)
Cash flows from investing activities:
Sale of investments	80	2,849
Purchases of property and equipment	(285)	(767)
Net cash (used in) provided by investing activities	(205)	2,082
Cash flows from financing activities:
Principal receipts from notes receivable	—	82
Principal payments on notes payable and capital lease obligations	(1,545)	—
Proceeds from short-term borrowings	2,500	—
Proceeds from issuance of common shares and other	5,357	3,000
Net cash provided by financing activities	6,312	3,082
Effect of exchange rate changes on cash and cash equivalents	(181)	(443)
Net increase (decrease) in cash and cash equivalents	2,847	(6,685)
Cash and cash equivalents at beginning of period	4,371	11,403
Cash and cash equivalents at end of the period	$7,218	$4,718
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$102	$2
Cash paid for taxes	$70	$216
Non-cash investing and financing activities:
Common shares issued for acquisitions	$—	$6,337
Warrants issued to third parties	$—	$320

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003.  Certain prior period balances have been reclassified to conform to the current period presentation.  The results of operations for the three-month and nine-month periods ended March 31, 2004 are not necessarily indicative of results for the entire fiscal year ending June 30, 2004 or any other period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All common share numbers disclosed in this Form 10-Q have been retroactively adjusted to account for the 1-for-10 reverse stock split, which took effect on April 30, 2003.

The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses, including net losses of $5.6 million and $23.1 million for the nine-month periods ended March 31, 2004 and 2003, respectively, and the Company also had net cash used in operations of $3.1 million and $11.4 million for the nine-month periods ended March 31, 2004 and 2003, respectively. Management is currently executing plans intended to increase revenues and margins, reduce costs and raise additional amounts of cash through the issuance of debt, equity, asset sales or through other means such as customer prepayments. If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common shares, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities also could result in dilution to the Company’s shareholders, and the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to successfully execute such plans, it may be required to reduce the scope of its planned operations or even cease its operations.

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

2.                 RECENT ACCOUNTING PRONOUCEMENTS

In January 2003, the Emerging Issues Task Force released Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of accounting for revenue arrangements with multiple deliverables. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Application of EITF 00-21 did not materially impact the Company’s results.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R, which was issued in December 2003, replaces FIN 46.  Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities — there is no grand-fathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003, no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special purpose entities and no later than the first reporting period that ends after March 15, 2004 for all other entities.  The Company had no variable interest entities as of March 31, 2004.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently.  In general, SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003.  As the Company did not have any derivative financial instruments, the adoption of SFAS No. 149 did not have an impact on the Company’s condensed consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  As the Company does not have any of these financial instruments, the adoption of SFAS No. 150 did not have an impact on the Company’s condensed consolidated financial statements.

3.                 STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense, and complies with the disclosure provisions of Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No. 123.” The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair market recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss	$(1,120)	$(5,459)	$(5,610)	$(23,110)
Add: Stock-based employee compensation expense included in the reported loss, net of tax effect	38	79	38	194
Less: Stock-based employee compensation expense using the fair value based method, net of tax effect	(353)	(249)	(883)	(1,378)
Pro forma net loss	$(1,435)	$(5,629)	$(6,455)	(24,294)

Net loss per share:
As reported	$(0.13)	$(0.81)	$(0.74)	$(3.59)

Pro forma	$(0.17)	$(0.84)	$(0.85)	$(3.78)

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions used for grants in 2004 and 2003, which are presented below. Assumptions related to the Employee Share Purchase Plan are not presented as the related compensation expense amounts are insignificant.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Weighted average risk-free rate	1.01%	1.50%	1.01%	1.50%
Expected life (years)	3.60	4.30	3.60	4.30
Volatility	100%	199%	98%	199%
Dividend yield	—	—	—	—

During the three-month periods ended March 31, 2004 and 2003, the Company granted options with a weighted-average fair value of approximately $5.23 and $1.89, respectively.  During the nine-month periods ended March 31, 2004 and 2003, the Company granted options with a weighted-average fair value of approximately $3.33 and $4.81, respectively.

Warrants issued for goods or services are valued at the fair value of the equity instrument or the goods or services received, whichever is more readily determinable.

4.                 COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the cumulative foreign currency translation adjustment.

The components of the Company’s total comprehensive loss were (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss	$(1,120)	$(5,459)	$(5,610)	$(23,110)
Foreign currency translation adjustments	(175)	106	(181)	(443)
Total comprehensive loss	$(1,295)	$(5,353)	$(5,791)	$(23,553)

5.                 BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The denominator used in the computation of basic net loss per share is the weighted-average number of common shares outstanding for the respective periods. Diluted net loss per share would give effect to the dilutive effect of potential common shares, such as stock options and warrants. Warrants to purchase 0.6 million and 0.3 million shares of common stock and options to purchase 1.3 million and 0.9 million shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

6.                 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2004	June 30, 2003
	(unaudited)
Cash and cash equivalents:
Cash	$7,207	$4,015
Money market funds	11	356
	$7,218	$4,371

As of March 31, 2004 and June 30, 2003, $0.2 million and $0.1 million, respectively, related to a customer bank guarantee, which was classified as restricted cash, short-term portion.

7.                 INVENTORIES, NET

Inventories consisted of the following (in thousands):

	March 31, 2004	June 30, 2003
	(unaudited)
Work in process	$14,414	$16,283
Finished goods	2,491	2,720
Inventory held at subcontractors	1,720	2,001
Total	18,625	21,004
Less: Inventory reserve	(11,148)	(12,946)
Inventories, net	$7,477	$8,058

8.                 ASSET PURCHASES AND SALES

In December 2003, the Company completed two transactions with an independent third party, whereby it provided an asset license agreement and sold certain assets recognizing a gain on the sale of assets in the amount of $0.8 million.

For the comparative nine-month period ended March 31, 2003, the Company completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc. The purchase was accounted for as an acquisition of assets.

Under the asset purchase agreement, the Company acquired substantially all of GBase’s assets and assumed most of its liabilities for an initial purchase price of 0.32 million common shares at $20 per share.  An additional 0.02 million common shares were placed in escrow pending the satisfaction of certain contingencies.  Contingent consideration of 0.08 million common shares were placed in escrow and scheduled to be released in two tranches subject to the continued employment of key GBase personnel for periods of 12 and 18 months following the asset purchase. As of April 2004, all of the contingent share consideration referenced above has been released from escrow to the GBase Communications Liquidating Trust (the "Trust") as the successor-in-interest to GBase.

In addition, if the average of the Company’s closing share price during the last calendar quarter of 2003 was below approximately $20 per share, the Company would be obligated to issue additional contingent consideration in common shares and cash, such that the total consideration at that time would equal $6.7 million.  In March 2004, the Company issued 0.7 million common shares to the Trust as additional contingent share consideration pursuant to this obligation. The Company has accrued for $0.6 million, and is presently negotiating payment of the additional contingent cash consideration with the Trust, including any disputes regarding the calculation of the contingent cash consideration.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$270
Liabilities assumed	705
Common shares issued	5,302
$6,277

Other tangible assets	$123
Qualcomm licenses	1,403
Purchased technology	4,751
$6,277

The value of the contingent consideration related to the continued employment of GBase personnel of $0.3 million and $0.1 million are being recognized ratably as stock compensation expense over 12 and 18 months, respectively, from the date of completion of the asset purchase.  For the three-month and nine-month periods ended March 31, 2004, $0.1 million and $0.1 million, respectively, related to this contingent consideration were recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations.  Purchased technology is amortized over the estimated useful life of 4 years and is classified as cost of revenue.

In October 2002, the Company entered into a licensing agreement with Telos Technology Ltd.  Under the agreement, the Company granted a perpetual license to Telos to use certain technology acquired in the GBase acquisition for consideration of $2 million.  The $2 million received was offset against the cost of GBase’s purchased technology.

9.                 RESTRUCTURING CHARGES

The Company’s restructuring accrual is summarized as follows (in thousands):

For the three-month period ended March 31, 2004	Restructuring Accrual as of December 31, 2003	Additions/ Reversals	Payments	Restructuring Accrual as of March 31, 2004
Future lease payments related to abandoned facilities	$1,465	$—	$(305)	$1,160
Workforce reduction	170	4	(55)	119
Total	$1,635	$4	$(360)	$1,279

For the nine-month period ended March 31, 2004	Restructuring Accrual as of June 30, 2003	Additions/ Reversals	Payments	Restructuring Accrual as of March 31, 2004
Future lease payments related to abandoned facilities	$1,765	$—	$(605)	$1,160
Workforce reduction	150	436	(467)	119
Total	$1,915	$436	$(1,072)	$1,279

During the first nine months of fiscal 2004, the Company continued its restructuring program and accordingly recorded additional restructuring expenses principally related to severance payments of $0.4 million.

The remaining restructuring accrual for future lease payments related to abandoned facilities of $1.2 million and workforce reduction of approximately $0.1 million is expected to be paid out through calendar 2004, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring expenses.

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

The following table reconciles changes in the Company’s accrued warranties which is included in accrued expenses and related costs for the three and nine-month periods ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Beginning accrued warranty and related costs	$299	$469	$569	$644
Cost of warranty claims	—	—	(270)	(175)
Ending accrued warranty and related costs	$299	$469	$299	$469

11.                               LINES OF CREDIT

The Company has two credit facilities for a European subsidiary with Royal Bank of Scotland. The first $0.5 million facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. Availability is based on amounts drawn not to exceed 50% of the European subsidiary’s trade receivables due less than 120 days.  The second $1.5 million facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. Collateral is based on specific receivables and certain assets of the Company’s European subsidiary.  As of March 31, 2004, $0.1 million has been drawn down under the two facilities and is outstanding.  If the Company elects to borrow funds under its committed lines of credit, the Company will incur additional interest expense during any periods when amounts are outstanding under the lines of credit.  The two credit facilities will expire in October 2004.

In June 2003, the Company obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding.  In September 2003, the availability under the line of credit was increased to $2.5 million.  The line of credit is available through June 29, 2004.  As of March 31, 2004, $2.5 million has been drawn down and is outstanding.  Repayment is required when collateralized receivables are 90 days past due unless replenished by a more current receivable.

12.          TRANSACTIONS WITH SHAREHOLDERS, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

The Company is engaged in business transactions with shareholders or major customers resulting in the following revenue (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue:
Commercial Facilitators Limited	$2,310	$—	$7,190	$—
Dena Technologies	1,371	—	1,392	—
Bell Benin Communications	602	1,055	1,645	1,739
Young Design Inc.	—	855	—	1,417
Soltelco	—	773	266	773
Eastern Communications Co., Ltd.**	—	200	—	2,806
Total	$4,283	$2,883	$10,493	$6,735

** Shareholder of the Company

These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004		2003
	(unaudited)		(unaudited)
Revenue:
Commercial Facilitators Limited	24%	—	23%		—
Dena Technologies	14%	—		*	—
Bell Benin Communications	*	16%		*		*
Young Design Inc.	—	13%	—			*
Soltelco	—	12%		*		*
Eastern Communications Co., Ltd.**	—	*	—		13%

* Less than 10%

** Shareholder of the Company

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

The following table summarizes information relating to the Company’s significant customers with trade receivable balances greater than 10% as of:

	March 31, 2004	June 30, 2003
	(unaudited)
Trade Receivables:
Commercial Facilitators Limited	22%	—
Widespread Trading International	*	25%
FSM Telecommunications Corporation	12%		*

* Less than 10%

13.          COMMITMENTS

(a)          OPERATING LEASE COMMITMENTS

The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates through December 2006.  Future minimum lease payments as of March 31, 2004 (including the former Menlo Park facility discussed below) are as follows (in thousands):

Fiscal Years ending June 30,
2004	$528
2005	1,876
2006	634
2007	17
Total minimum lease payments	$3,055

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

Rent expense was approximately $0.3 million and $0.2 million for the three-month periods ended March 31, 2004 and 2003, and $0.8 million and $1.5 million for the nine-month periods ended March 31, 2004 and 2003, respectively.

(b)         CAPITAL LEASE COMMITMENTS

The Company has two capital leases. These leases expire in December 2004 and February 2005. Aggregate future minimum lease payments as of March 31, 2004 are as follows (in thousands):

Year ending June 30,
2004	$136
2005	316
Total minimum lease payments	452
Less interest	(20)
Present value of payments under capital lease	432
Less current portion	(432)
Long-term portion of capital lease obligation	$—

(c)          FUTURE QUALCOMM LICENSE PAYMENTS

Future payments due to Qualcomm for a worldwide CDMA infrastructure license are included with accrued expenses on the condensed consolidated balance sheet as of March 31, 2004 in the amount of $1.3 million, net of interest imputed at a rate of 10% per annum.

(d)         CONTRACT MANUFACTURERS

The Company generally commits to purchase products from its contract manufacturers covered by forecasts with cancellation fees.  As of March 31, 2004, the Company had committed to make purchases totaling $1.9 million from these manufacturers in the next 12 months.  The Company has provided a $37 thousand reserve for commitment cancellations for the next 12 months as of March 31, 2004.

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

14.          COMMON SHARE AND WARRANT ISSUANCE

In November 2003, the Company completed a $5.3 million private placement of 1.35 million newly issued common shares.  The common shares were sold at a discount of approximately 9% from the average closing sale price of its common shares for the five trading days preceding the closing date.  The net proceeds of this financing are being used for general corporate purposes.  During the nine-month period ended March 31, 2004, the Company also issued 37,447 common shares in the amount of $0.1 million to certain members of the Board of Directors in lieu of director fees.

For the comparable nine-month period ended March 31, 2003, the Company amended its original equipment manufacturer agreement with UTStarcom, Inc.  Additionally, UTStarcom acquired 0.58 million common shares of the Company for a purchase price of $3.0 million, which represents the fair market value of the transaction.  During the nine-month period ended March 31, 2003, the Company also issued warrants to purchase 0.2 million of its common shares to UTStarcom.  The fair value of the warrant of $0.3 million was determined using the Black-Scholes pricing model with the following assumptions: interest rate at 3.5%, volatility at 122%, exercise price at $2.10 and 3-year term.  The $0.3 million was charged to the Company’s condensed consolidated statement of operations as selling, general and administrative expense.

In March 2004, the Company has issued 0.7 million common shares to the GBase liquidating trust as part of the GBase contingent consideration shares and 0.1 million common shares in satisfaction of certain contingencies relating to the GBase acquisition.

15.          SEGMENT INFORMATION

The Company operates in a single segment.  The Company’s cellular products, such as GSM infrastructure equipment and software, support an entire wireless network within a single, compact enclosure.

Due to the nature of the Company’s business, shipments are frequently made to a systems integrator located in the United States or in another country, only to be repackaged and shipped to a different country for actual installation.  Geographic revenue information for the three-month and nine-month periods ended March 31, 2004 and 2003 is based on the location of the Company’s customers. Long-lived assets include property, plant and equipment and intangible assets. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

The following table sets forth the Company’s total revenues and property, plant and equipment information for geographic areas (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net Revenues:
United States	$1,938	$2,096	$4,054	$5,667
North America (other than United States)	1,852	473	2,475	1,270
Latin America	2	103	43	363
Europe, Middle East and Africa	4,602	3,016	18,454	9,516
Asia Pacific	1,316	892	5,856	4,669
Total	$9,710	$6,580	$30,882	$21,485

	As of March 31, 2004	As of June 30, 2003
	(unaudited)
Property, Plant and Equipment:
United States	$2,061	$2,969
Latin America	30	31
Europe, Middle East and Africa	461	437
Asia Pacific	456	884
Total	$3,008	$4,321

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

A committee of interWAVE’s Board of Directors has accepted a proposal to settle and release claims against the issuer defendants, including interWAVE. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against interWAVE continues, interWAVE believes it has meritorious defenses and intends to defend the action vigorously.  These legal proceedings may be time consuming and expensive and the outcome could be adverse to interWAVE. An adverse outcome could have a material adverse effect on interWAVE’s financial position, its business and results of operations.

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

OVERVIEW

interWAVE Communications International Ltd. is a global provider of scaleable wireless infrastructure networks that offer a cost effective solution to extend coverage and connectivity to hard-to-reach areas. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems support wireless voice and data transmission for both mobile and fixed applications.

We offer a complete line of compact GSM systems. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. Our networks may be deployed in communities with a few thousand subscribers and may be scaled to grow to more than a hundred thousand subscribers. Our products provide wireless network operators with a simple, easy-to-support and maintain network that is software configurable to various network architectures.

We generate revenues through sales by our direct sales force to wireless service providers, sales to system integrators that either sell our systems on a stand-alone basis or integrate them with their systems and sales to communications equipment providers.  The components of sales by channel in percentage of revenues are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Wireless service providers	86%	57%	85%	55%
System integrators	10%	30%	11%	23%
Communication equipment providers	4%	13%	4%	22%

Net revenues outside North America represented approximately 79% and 68% of total net revenues for the nine months ended March 31, 2004 and 2003, respectively, and 61% and 61% of total revenues for the three months ended March 31, 2004 and 2003, respectively.  We have derived and expect to continue to derive a majority of our revenues from products installed outside the United States by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers.  We believe that the majority of products we sell in the United States are ultimately installed outside the United States.  Accordingly, our business is exposed to risks from economic uncertainties, currency fluctuations, political instability, uncertain regulatory environments and other risks associated with global operations.

Of the revenue for the nine-month period ended March 31, 2004, 60% was derived from sales in Europe, the Middle East and Africa, 19% was derived from sales in the Asia Pacific, and 21% was derived from sales in North America.  Of the revenue for the three-month period ended March 31, 2004, 47% was derived from sales in Europe, the Middle East and Africa, 14% was derived from sales in Asia Pacific, and 39% was derived from sales in North America.  We intend to continue our expansion into Russia and to establish a more significant presence in Eastern Europe, where cellular service penetration is low and we believe the potential for growth is significant.

In September 2002, we completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc.  During the March 2003 quarter, we began offering CDMA2000 products, beginning with our 1XRTT products.  We are in the process of developing switching nodes, value added servers and operation maintenance (O&M) systems to complement products acquired in the GBase asset purchase, which will enable us to offer full CDMA systems to service providers.

We generated net revenues of $30.9 million and $21.5 million for the nine-month periods ended March 31, 2004 and 2003, respectively.  We incurred net losses of $5.6 million and $23.1 million for the nine-month periods ended March 31, 2004 and 2003, respectively.  As of March 31, 2004, we had an accumulated deficit of $332.5 million.

In the first three fiscal quarters of 2004, we continued to face a challenging global economic environment.  During this period, we continued downsizing and realigning our company to focus on our core business as a provider of cellular infrastructure networks to network operators.

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

For the remainder of fiscal 2004, we plan to refine our sales and marketing strategy in light of improving worldwide economic conditions.  We plan to market into countries where wireless telephone services are necessary for continued economic survival, offering solutions at prices for overall network deployment that are targeted to allow network operators to break even on their operations within one year. We plan to make further inroads into regions in Russia, Latin America, the former Soviet states, and parts of Asia.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. SAB 104 revises or rescinds portions of the interpretive guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. Accordingly, equipment revenue is recognized when all of the following have occurred: persuasive evidence of an arrangement exists, the product has been shipped, title and all of the benefits and risks of ownership including risk of loss have passed to the customer, we have the right to invoice the customer, collection of the receivable is reasonably assured, and we have fulfilled all pre-sale contractual obligations to the customer.  Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract.  Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed.  Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to us.  Although our products contain a software component, the software is not sold separately and we do not provide software upgrades to our customers.

On July 1, 2003, the beginning of our fiscal 2004, we adopted accounting pronouncement EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses whether a customer arrangement contains more than one unit of accounting and the measurement and allocation of the separate units of accounting in the customer arrangement. Application of EITF 00-21 in the first quarter of fiscal 2004 did not materially impact our financial results.

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

Restructuring Charges

Our Board of Directors approved a plan to reduce the aggregate workforce of interWAVE, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction primarily due to the severe downturn in the economic environment in the telecommunications industry. Restructuring charges are recorded in the consolidated statement of operations as a separate line item. Please refer to Note 9 to the condensed consolidated financial statements for further discussion of our restructuring activities.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.7	74.9	52.1	81.9
Gross margin	52.3	25.1	47.9	18.1
Operating expenses:
Research and development	23.5	49.4	22.2	51.0
Selling, general and administrative	41.2	59.8	44.6	70.5
Amortization of deferred stock compensation	—	1.2	—	0.9
Gains on asset sales	—	(5.0)	(2.6)	(1.1)
Restructuring charges	—	1.2	1.4	3.3
Total operating expenses	64.7	106.6	65.6	124.6
Loss from operations	(12.4)	(81.5)	(17.7)	(106.5)
Interest income (expense), net	(0.1)	(0.7)	(0.3)	0.4
Other expense, net	0.4	1.3	(0.4)	0.2
Income tax benefit (expense)	0.6	(2.1)	0.2	(1.7)
Net loss	(11.5)%	(83.0)%	(18.2)%	(107.6)%

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES

Revenues increased 48%, or $3.1 million, from $6.6 million in the third quarter of fiscal 2003 to $9.7 million in the third quarter of fiscal 2004 as a result of increased sales to existing customers and sales to new customers due to the improving global economic environment and our continued penetration into the African continent.  Our increased revenues primarily resulted from increased sales to wireless service providers, which increased from $3.7 million in the third quarter of fiscal 2003 to $8.3 million in the third quarter of fiscal 2004, partially offset by decreased sales to system integrators, which decreased from $2.0 million in the third quarter of fiscal 2003 to $1.0 million in the third quarter of fiscal 2004 and by decreased sales to communications equipment providers, which decreased from $0.9 million in the third quarter of fiscal 2003 to $0.4 million in the third quarter of fiscal 2004.

COST OF REVENUES

Cost of revenues decreased 6%, or $0.3 million, from $4.9 million in the third quarter of fiscal 2003 to $4.6 million in the third quarter of fiscal 2004.  As a percentage of total revenues, cost of revenues was 48% in the third quarter of fiscal 2004 and 75% in the third quarter of fiscal 2003.  Changes in the types of products and services required by our customers affect our cost of revenues depending on the mix of high or low margin products required by them.  In the third quarter of fiscal 2004, 19% of total revenues was attributed to our WAVEXchange and Network-In-A-Box products, which earn relatively high gross profits, while 49% was attributed to our WAVEXpress/BTS, which earns relatively low gross profits.  In the same period in fiscal 2003, 6% of total revenues was attributed to the relatively high margin WAVEXchange and Network-In-A-Box products, while 30% was attributed to the relatively low margin WAVEXpress/BTS.  Additionally, in the third quarter of fiscal 2003, certain fulfillment costs for customer shipments were recognized for which related revenue was recognized on a cash receipt basis in another period, thereby increasing cost of revenues for the third quarter of fiscal 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 30%, or $1.0 million, from $3.3 million in the third quarter of fiscal 2003 to $2.3 million in the third quarter of fiscal 2004.  The change is primarily due to a decrease of $0.3 million in labor-related costs as a result of a decrease in salaries, fringe benefits and bonuses related to reductions in our workforce.  The remaining decrease of $0.7 million is due to reductions in research and development materials, professional fees, depreciation and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense increased 2%, or $0.1 million, from $3.9 million in the third quarter of fiscal 2003 to $4.0 million in the third quarter of fiscal 2004.  This increase is primarily attributed to a $0.3 million increase in the bad debt provision and a $0.1 million increase in travel and miscellaneous expenses, which are partially offset by a $0.3 million decrease in labor-related costs due to continued reductions in our workforce.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

We did not incur amortization of deferred stock compensation expense in the third quarter of fiscal 2004 compared to $79 thousand in the same quarter of fiscal 2003.  Deferred stock compensation was fully amortized in March 2003.

GAINS ON ASSET SALES

There were no gains on asset sales during the quarter ended March 31, 2004. The $0.3 million gain on asset sales in the first three months of fiscal 2003 relates to our sale of certain fixed assets to third parties.

RESTRUCTURING CHARGES

In accordance with our plan to reduce our workforce, consolidate facilities and restructure certain business functions to achieve cost reductions, we recorded restructuring charges of  $4 thousand and $79 thousand in the third quarters of fiscal 2004 and 2003, respectively.  See Note 9 to the condensed consolidated financial statements for details.

INTEREST INCOME

Interest income decreased 86%, or $19 thousand, from $22 thousand in the third fiscal quarter of 2003 to $3 thousand in the third fiscal quarter of 2004.  This decrease was due to the continued usage of funds for operations.  The increase in cash balance was offset by the decline in interest rates.

INTEREST EXPENSE

Interest expense was $14 thousand and $66 thousand in the third fiscal quarters of 2004 and 2003, respectively.  This expense was primarily associated with our short-term borrowings and equipment loans and leases.

NINE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES

Revenues increased 44%, or $9.4 million, from $21.5 million in the first nine months of fiscal 2003 to $30.9 million in the first nine months of fiscal 2004 as a result of increased sales to existing customers and sales to new customers due to the improving global economic environment and our continued penetration into the African continent.  Our increased total revenues primarily resulted from increased sales to wireless service providers, which increased from $11.7 million in the first nine months of fiscal 2003 to $26.3 million in the first nine months of fiscal 2004, partially offset by decreased sales to system integrators, which decreased from $4.9 million in the first nine months of fiscal 2003 to $3.4 million in the first nine months of fiscal 2004, and by decreased sales to communications equipment providers, which decreased from $4.8 million in the first nine months of fiscal 2003 to $1.2 million in the first nine months of fiscal 2004.

COST OF REVENUES

Cost of revenues decreased 9%, or $1.5 million, from $17.6 million in the first nine months of fiscal 2003 to $16.1 million in the first nine months of fiscal 2004.  As a percentage of total revenues, cost of revenues was 52% in the first nine months of fiscal 2004 and 82% in the first nine months of fiscal 2003.  Changes in the types of products and services required by our customers affect our cost of revenues depending on the mix of high or low margin products required by them.  In the first nine months of fiscal 2004, 10% of total revenues was attributed to our WAVEXchange and Network-In-A-Box products, which earn relatively high gross profits, while 47% was attributed to our WAVEXpress/BTS, which earns relatively low gross profits.  In the same period in fiscal 2003, 4% of total revenues was attributed to the relatively high margin WAVEXchange and Network-In-A-Box products, while 46% was attributed to the relatively low margin WAVEXpress/BTS.  Additionally, in the third quarter of fiscal 2003, certain fulfillment costs for customer shipments were recognized for which related revenue was recognized on a cash receipt basis, thereby increasing cost of revenues for the first nine months of fiscal 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by 37%, or $4.1 million, from $11.0 million in the first nine months of fiscal 2003 to $6.9 million in the first nine months of fiscal 2004.  The change is primarily due to a decrease of $1.7 million in labor-related costs as a result of a decrease in salaries, fringe benefits and bonuses related to reductions in our workforce.  The remaining decrease of $2.4 million is due to reductions in research and development materials, professional fees, depreciation and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased 9%, or $1.4 million, from $15.2 million in the first nine months of fiscal 2003 to $13.8 million in the first nine months of fiscal 2004.  This decrease is primarily attributed to a decrease of $1.0 million in labor-related costs due to continued reductions in our workforce.  The remaining decrease of $0.4 million is comprised of professional and legal fees, public relations and marketing expense, depreciation, telephone and other miscellaneous expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

We did not incur amortization of deferred stock compensation expense in the first nine months of fiscal 2004 compared to a charge of $0.2 million in the same period of fiscal 2003.  Deferred stock compensation was fully amortized in March 2003.

GAINS ON ASSET SALES

The $0.2 million gain on asset sales in the first nine months of fiscal 2003 relates to our sale of certain fixed assets to third parties. The $0.8 million gain on asset sales in the first nine months of fiscal 2004 includes two transactions in December 2003 with an independent third party, whereby we provided an asset license agreement and sold certain assets.

RESTRUCTURING CHARGES

In accordance with our plan to reduce our workforce, consolidate facilities and restructure certain business functions to achieve cost reductions, we recorded restructuring charges of $0.4 million and $0.7 million in the first nine months of fiscal 2004 and 2003, respectively.  See Note 9 to the condensed consolidated financial statements for details.

INTEREST INCOME

Interest income decreased 98%, or $0.1 million, from $0.1 million in the first nine months of 2003 to $3 thousand in the first nine months of 2004.  This decrease was due to the continued usage of funds for operations.  The increase in cash balance was offset by the decline in interest rates.

INTEREST EXPENSE

Interest expense was $87 thousand and $67 thousand in the first nine months of 2004 and 2003, respectively.  This expense was primarily associated with our short-term borrowings and equipment loans and leases.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the nine month period ended March 31, 2004, net cash used in operating activities of $3.1 million was primarily attributable to net losses from operations, gain on asset sales and decreases in accrued liabilities and deferred revenue, partially offset by non-cash depreciation and amortization, as well as by a decrease in inventory and an increase in accounts payable.  For the nine month period ended March 31, 2003, net cash used in operating activities of $11.4 million was primarily attributable to net losses from operations, decreases in accounts payable and accrued liabilities, partially offset by non-cash depreciation and amortization as well as decreases in trade receivables and inventory.

Investing Activities.  For the nine month period ended March 31, 2004, net cash used in investing activities of $0.2 million was primarily related to purchases of property and equipment, partially offset by the sale of our long term investment in Ireland.  For the nine month period ended March 31, 2003, net cash provided by investing activities of $2.1 million consisted primarily of the sale of short-term investments, partially offset by purchases of property and equipment.  We expect that capital expenditures will remain nominal due to our continued cost-cutting efforts and conservation of cash resources.

Financing Activities.  For the nine month period ended March 31, 2004, net cash provided by financing activities of $6.3 million consisted of our closing of a $5.3 million private placement of our newly issued common shares and $2.5 million of short-term borrowing, partially offset by principal payments on notes payable and capital equipment leases.  For the nine month period ended March 31, 2003, net cash provided by financing activities of $3.1 million consisted of $3.0 million raised through the sale of common shares to UTStarcom, Inc. and payments received on notes receivable, offset by principal payments on notes payable and other liabilities.

Commitments.  We lease all of our facilities under operating leases that expire at various dates through calendar 2006. As of March 31, 2004, we had $0.5 million in future operating lease commitments for the remainder of fiscal 2004.  In May 2003, we relocated our principal administrative, manufacturing and engineering facilities from our former facility in Menlo Park, California to our main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control.  We commenced a three-year lease on our Mountain View facility in May 2003.  In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements.  Our significant cash commitments for the next few years are summarized as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments	$3,055	$2,090	$965	$—	$—
Purchase commitments	1,904	1,904	—	—	—
Restructuring commitments	1,279	1,195	84	—	—
Qualcomm license scheduled payments	1,287	1,287	—	—	—
Capital lease commitments	452	452	—	—	—
Short-term borrowings	2,500	2,500	—	—	—
Total	$10,477	$9,428	$1,049	$—	$—

In January and March 2001, we entered into two equipment financing agreements for an aggregate total of $2 million.  The equipment financing agreements function similarly to lines of credit, whereby the interest rate on each loan for equipment is determined at the time we draw down from the financing agreements.  Such loans carry interest rates ranging from 9.8% to 10.3%.  The financing equipment loans carry terms ranging from three to four years.  Our obligations under these loans are collateralized by the assets being financed.  We had $0.5 million outstanding as of March 31, 2004, under these loans.  We intend to repay approximately $0.5 million of the outstanding balance as of March 31, 2004 over the next twelve months.

In addition, we have two credit facilities through a European subsidiary with Royal Bank of Scotland. The first $0.5 million credit facility carries an interest rate of New York LIBOR +2.5% with no payment terms specified. The second $1.5 million credit facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years.  As of March 31, 2004, $0.1 million was drawn down on these credit facilities and is outstanding.  If we elect to borrow funds under these committed lines of credit, we will incur additional interest expense during any periods when amounts are outstanding under the lines of credit.  The two credit facilities will expire in October 2004.

In June 2003, we obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding.  In September 2003, the availability under the line of credit was increased to $2.5 million.  The line of credit is available through June 29, 2004.  $2.5 million has been drawn down and is outstanding as of March 31, 2004. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable. We plan to renew the Silicon Valley Bank line of credit on June 29, 2004. We are presently in discussion with third party investors to raise additional funds up to $2.0 million.

In May 2003, we vacated our Menlo Park, California facility and, in September 2003, we renegotiated our remaining obligations under the lease agreement for the facility and agreed to make 19 equal monthly payments of $0.1 million beginning October 2003.

As of April 2004, we have released 0.1 million of our common shares held in escrow to the GBase Communications Liquidating Trust, the successor-in-interest to GBase due to the satisfaction of certain contingencies as described in the asset purchase agreement with GBase. Pursuant to the asset purchase agreement with GBase, we also agreed that if our average closing price during the last calendar quarter of 2003 was below approximately $20 per share, we would be obligated to issue additional contingent consideration in comon shares and cash, such that the total consideration at that time would equal $6.7 million. Pursuant to this obligation, in March 2004, we issued 0.7 million of our common shares to GBase Communications Liquidating Trust. We have accrued $0.6 million for, and are presently negotiating with the GBase Communications Liquidating Trust the payment of the additional contingent cash consideration pursuant to this obligation.

As of March 31, 2004, we had no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

Summary of Liquidity.  See Risk Factor entitled “We may require additional financing to fund our operations for the remainder of fiscal 2004 and beyond and this financing may not be available” for information regarding our liquidity.

RISK FACTORS

We may require additional financing to fund our operations for the remainder of fiscal 2004 and beyond and this financing may not be available.

We cannot assure you that our existing cash and cash equivalents will be sufficient to meet our liquidity requirements.  We may require additional capital to fund our operations during the remainder of fiscal 2004 and beyond. We have had recurring net losses in the past three fiscal years and in the nine month period ended March 31, 2004. Our management is currently attempting to execute plans intended to increase revenues and margins, reduce spending and raise additional financing through the issuance of debt or equity securities, the sale of assets or through other means such as customer prepayments.

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

If the markets for our products decline further, or improve at a slower pace than we anticipate, demand for our products may be adversely affected and, therefore, our business, operating results and financial condition could be adversely affected.

As a result of the downturn in the telecommunications equipment industry, demand for our products has declined significantly.  Continued weakness in the telecommunications equipment industry or deterioration of the business or financial condition of our customers in this industry could have a material adverse impact on our business, operating results and financial condition. If telecommunications equipment spending in the United States and in the other international markets we serve continues to decline or if these markets do not improve, or improve at a slower pace than we anticipate, we may experience a material adverse impact on our business, operating results and financial condition.

Because we have a limited operating history, we cannot be sure that we can successfully execute our business strategy.

We did not record revenue from our first product sale until May 1997 and we have a limited history of generating significant revenues. Some of our products are new and are being tested by customers for incorporation into live networks. Therefore, you have limited historical financial data and operating results with which to evaluate our current business and prospects. You must consider our prospects in light of the early stage of our current business in a new and rapidly evolving market. Our limited operating history may make it difficult for you to assess, based on historical information, whether we can successfully execute our business strategy. If we are unable to successfully execute our business strategy, we would be unable to achieve cash-flow breakeven, profitability or to build a sustainable business.

We have a history of losses, expect short-term future losses and may never achieve or sustain profitability.

As of March 31, 2004, we had an accumulated deficit of $332.5 million.  We incurred a net loss of approximately $5.6 million for the nine month period ended March 31, 2004.  We expect to continue to incur net losses in the short-term and these losses may be substantial.  To achieve and sustain profitability and positive cash flow, we will need to generate substantially higher revenues.  Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control.  These factors include:

•                                          the rate of market acceptance of compact mobile wireless systems;

•                                          the stability of our products;

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

•                                          our ability to develop third generation (3G) wireless products, including CDMA2000 products; and

•                                          our ability to achieve compatibility and interoperability of our GSM and CDMA2000 products with existing networks and other vendor’s equipment and industry standards.

Due to these factors and other factors, we may be unable to achieve or maintain profitability. If we are unable to achieve or maintain profitability, or if we are unable to achieve cash-flow breakeven, we will be unable to build a sustainable business, and our share price and the value of your investment would likely decline.

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

On March 8, 2004, Nasdaq notified us that we did not meet the requirements of Marketplace Rule 4310(c)(14) because our Form 10-Q/A for the quarter ended December 31, 2003, was filed with the SEC on February 17, 2004 prior to having our independent auditors complete their review of such quarterly report.  As a result, our trading symbol on the Nasdaq National Market was changed from “IWAV” to IWAVE” on March 10, 2004.  Our independent auditors have since completed their review of such quarterly report and on April 13, 2004, Nasdaq notified us that we had regained compliance with Marketplace Rule 4310(c)(14).  On April 14, 2004, our trading symbol no longer carried the “E” designation and reverted back to “IWAV.”

In order to maintain a listing on the Nasdaq National Market, listed issuers must, among other requirements, maintain a $1 per share minimum bid price and shareholder equity of at least $10 million.  On separate occasions during calendar 2003, Nasdaq notified interWAVE that it no longer met the minimum bid price requirement and the minimum shareholder equity requirement.  interWAVE subsequently cured these maintenance standard deficiencies and Nasdaq closed its inquiries in both matters.

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

If we are unable to successfully integrate previously acquired operations, our business operating results and financial condition may be adversely affected.

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

A small number of customers account for a significant portion of our revenues. Net revenues from significant customers as a percentage of our total net revenues are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004		2003
	(unaudited)		(unaudited)
Revenue:
Commercial Facilitators Limited	24%	—	23%		—
Dena Technologies	14%	—		*	—
Bell Benin Communications	*	16%		*		*
Young Design Inc.	—	13%	—			*
Soltelco	—	12%		*		*
Eastern Communications Co., Ltd.**	—	*	—		13%

* Less than 10%

**Shareholder of the Company

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

A number of our suppliers are sole sources for key components for our products. These key components are complex, difficult to manufacture and require long lead times. In the event of a reduction or interruption of supply, or a degradation in quality, as much as six months could be required before we would begin receiving adequate supplies from other suppliers. Supply interruptions could delay product shipments, causing our revenues and operating results to decline.

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

As of March 31, 2004, our executive officers, directors and 5% or greater shareholders and their affiliates owned approximately 4.2 million shares, or approximately 46%, of our outstanding common shares. Acting together, these shareholders may be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

Our financial market risk includes risks associated with international operations and related foreign currencies, as we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. While our international sales are in U.S. dollars and are therefore not subject to foreign currency exchange risk, expenses of our international operations are denominated in each country’s local currency and are affected by foreign currency exchange rate fluctuations.  We do not engage in any hedging activity in connection with our international business or foreign currency risk.

Through March 31, 2004, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. Moreover, based on our overall currency rate exposures, a near-term 10% appreciation or depreciation of the values of the relevant foreign currencies from the values as of March 31, 2004 would have a $0.2 million impact on the balance sheet, but would have no material impact on our results of operations and cash flows over the next twelve months.

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

Due to the short-term nature of our investments, a hypothetical 10% change in interest rates from those as of March 31, 2004 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

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

A committee of interWAVE's Board of Directors has accepted a proposal to settle and release claims against the issuer defendants, including interWAVE. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against interWAVE continues, interWAVE believes it has meritorious defenses and intends to defend the action vigorously.  These legal proceedings may be time consuming and expensive and the outcome could be adverse to interWAVE. An adverse outcome could have a material adverse effect on interWAVE’s financial position, on its business and results of operations.

interWAVE may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

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

(b)         Reports on Form 8-K

On January 28, 2004, interWAVE furnished a report on Form 8-K pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” announcing its financial results for the second fiscal quarter ended December 31, 2003.

On March 10, 2004, interWAVE filed a report on Form 8-K pursuant to Item 5, “Other Events and Regulation FD Disclosure,” announcing interWAVE’s filing of an amended report on Form 10-Q for the quarter ended December 31, 2003 and notification from the NASDAQ Stock Market that its listing on the NASDAQ National Market was under review.

On March 25, 2004, interWAVE filed a report on Form 8-K pursuant to Item 5, “Other Events and Regulation FD Disclosure”, announcing interWAVE’s agreement with AT&T Wireless Services.

On March 31, 2004, interWAVE filed a report on Form 8-K pursuant to Item 4, “Change in Registrant’s Certifying Accountants,” announcing the resignation of KPMG LLP as its independent auditor.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: May 14, 2004	interWAVE Communications International Ltd.

	By:	/s/ ERWIN F. LEICHTLE
Erwin F. Leichtle
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
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