Form 10-K
period 2004-06-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2004-10-13
CIK 1095478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-1095478

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0155633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

Clarendon House, 2 Church Street P.O. Box HM 1022 Hamilton HM DX, Bermuda	Not Applicable	441-295-5950
(Address of principal executive offices)	(Zip code)	(Telephone Number)

Title of each class	Name of each exchange on which registered
Common Shares, par value US $0.01 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value US $0.01 per share

(Title of class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant, based upon the closing price per share of $4.41 on December 31, 2003 on the NASDAQ was $20.9 million. Calculation of holdings by non-affiliates of the Registrant’s is based upon the assumption, for these purposes only, that executive officers, directors, nominees, and persons holding 5% or more of Registrant’s outstanding common shares are affiliates. Number of outstanding Common Shares of the Registrant on August 25, 2004: 9,185,765.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant’s proxy statement for its Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

2004 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

We make many statements in this report, such as statements regarding our plans, objectives, expectations and intentions and others that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of the future tense or words such as “believe,” “anticipate,” “intend,” “may,” “expect,” “estimate,” “will,” “continue,” “plan” and similar expressions. These forward-looking statements may involve risks and uncertainties. You should read statements that contain these words carefully, because they discuss our expectations about our future performance, contain projections of our future operating results and our future financial condition, or state other “forward-looking” information. There may be events in the future, however, that we are not able to predict or over which we have no control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in “Risk Factors” and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

Overview

Interwave Communications International Ltd. (“we”, “us”, “our”, “the Company”, or “Interwave”) is a global provider of scaleable wireless infrastructure networks that offer a cost effective solution to extend coverage and connectivity to hard-to-reach areas. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems support wireless voice and data transmission for both mobile and fixed applications.

We offer a complete line of compact, Global Standard for Mobile Communications, or GSM, systems. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. Our networks may be deployed in communities with a few thousand subscribers and may be scaled to grow to more than a hundred thousand subscribers. Our products provide wireless network operators a simple, easy to support and maintain network that is software configurable to various network architectures. In addition, we offer products based on the Code Division Multiple Access or CDMA2000 technology. We have designed our systems to serve the following applications:

•                                          Community Networks. Our systems enable wireless service providers to add capacity and coverage in remote or rural areas and to provide telephone service in previously under-served communities.

•                                          Network Extension. Our systems enable cost-effective extension to the existing network infrastructure provided by the major network vendors.

•                                          Specialized Networks. Our compact systems allow innovative applications, which were previously impossible, such as emergency and military applications as well as applications on cruise ships, containerized networks, or network on wheels for rapid deployments.

•                                          Private or Enterprise Networks. Our systems allow wireless users in organizations such as large corporations, government entities, convention centers, technology parks and universities to maintain connection with the organization’s private telephone network whether the users are in their offices, out of their offices or moving between locations.

On July 27, 2004, we and Alvarion Ltd. announced that the two companies entered into a definitive agreement for Alvarion to acquire us for $5.75 per share. The details of this transaction are discussed in our Form 8-K filed with the Securities and Exchange Commission, or SEC, on July 28, 2004. This transaction is to be structured as an amalgamation under Bermuda law. On August 30, 2004, we filed a definitive proxy statement with the SEC in preparation for a special meeting of our shareholders held on September 30, 2004, at which our shareholders voted on the amalgamation.

Alvarion announced on September 30, 2004 that it had determined that Interwave had experienced a material adverse effect with respect to its business and has advised Interwave that Alvarion would not complete the amalgamation on the terms set forth in the amalgamation agreement.  In addition, on September 30, 2004, Interwave held its scheduled special meeting of shareholders and approved the agreement and plan of amalgamation pursuant to which interWAVE was to be acquired by Alvarion Ltd.  On October 1, 2004, Interwave advised Alvarion in writing that Interwave believes there is no material adverse effect or any other basis, legal or otherwise, for Alvarion to not comply with its obligations under the agreement.  Interwave further advised Alvarion that Interwave remained prepared to consummate the amalgamation according to the terms of the agreement and viewed Alvarion’s refusal to go forward with the amalgamation according to these terms as a material breach of the agreement.  On October 4, 2004, Interwave filed a complaint against Alvarion in the United States District Court for the Southern District of New York.  The Complaint alleges, among other things, that Alvarion breached the agreement and plan of amalgamation pursuant to which Interwave was to be acquired by Alvarion.  The complaint seeks specific performance of the amalgamation agreement and seeks compensatory and punitive damages in excess of $75 million.

We continued downsizing and realigning our company in fiscal 2004 to focus on our core business as a provider of cellular infrastructure networks to network operators. Although the downturn in the global economic environment, and in the telecommunications industry in particular, which began in early 2001, continued throughout fiscal 2004, we believe that during the year, our industry began to show signs of stability and recovery in certain of our markets. Competition remained intense as larger communications equipment providers continued to either consolidate or more aggressively pursue markets that addressed smaller subscriber bases such as ours.

We believe that we delivered important upgrades to our GSM product offering, including the addition of a new high capacity switch, a new operating and maintenance center and a new radio base station. We increased the commercial functionality of our CDMA offering, expanded our value-added services and increased penetration of emerging markets in Africa and the Pacific Islands. We enhanced the capacity of our UltraWAVE BTS Base Station family and deployed a GSM1800 product in North Africa and a GSM900 product in the Pacific Islands. Our product line was further enhanced to provide Intelligent Network, or IN, prepaid services through the seamless integration of our products with prepaid platforms supplied by leading network equipment providers. We also completed the development of our CDMA soft switch platform and expect to conduct product trials with a major North American cellular operator in fiscal 2005. Our CDMA products have increased base station capacity compared to our existing GSM and Internet Protocol (“IP”) architectures.

We market and sell our solutions around the world through our direct sales force and other sales representatives utilizing a multi-tiered sales strategy. This includes selling to wireless service providers, communications equipment providers and systems integrators, including value added resellers, or VARS, that integrate our systems with the products of other companies. Since 1997 we have sold over 100 networks in more than 35 countries.

Standards for Wireless Mobile Communications

GSM is the most widely accepted digital wireless standard worldwide, followed by the CDMA standard, the time division multiple access standard, or TDMA, and analog standards. We believe that digital standards will attract even more users in the future, as functions such as high-speed data communications become available. The GSM standard allows users to send and receive text messages and allows users to roam across international boundaries without an interruption in service. Interwave’s network products operate on the GSM standard.

In November 1999, the GSM Association and the Universal Wireless Communications Consortium, the governing bodies of the GSM and TDMA standards, respectively, announced an agreement to jointly develop standards that enable GSM and TDMA systems to operate together. Universal Mobile Telephony Services, or UMTS, the follow-on standard for GSM and General Packet Radio Service (“GPRS”) is the third generation (“3G”) standard for licenses issued in Europe. CDMA2000, the follow-on standard for CDMA, also is a third generation mobile wireless technology. CDMA2000 has been adopted by network operators in the United States, Korea, Japan and China. In addition, certain Latin American and Eastern European wireless operators have indicated that they intend to adopt the CDMA2000 standard.

In September 2002, Interwave acquired CDMA2000 technology from GBase Communications. As part of the GBase acquisition, Interwave obtained a license from Qualcomm to use the CDMA2000 technology for enterprise applications. In April 2003, the terms of this existing wireless enterprise licensing agreement were expanded to include a full worldwide CDMA infrastructure license agreement. Under the terms of the expanded agreement, Interwave can develop, manufacture and sell CDMAOne™ and CDMA2000® 1X/1xEV-DO infrastructure equipment.

Interwave Product Solutions

Our systems offer a number of important advantages to wireless service providers:

Compact, Flexible and Modular

Our GSM and CDMA products provide a comprehensive set of radio and switching capabilities. We believe that we provide the only commercially available system that supports an entire GSM network within a single enclosure approximately the size of a personal computer tower. The patented architecture can serve as a base station, base station controller, switch or any combination of these functions depending on our system’s hardware and software configuration. Both the GSM and CDMA products are modular, using only four major hardware modules, which enable the systems to be updated and enhanced by simply exchanging specific hardware modules and upgrading software.

Cost-Effective Network Deployment and Operation

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

Our compact, flexible systems enable us to be a price leader, reducing both initial and incremental capital expenditures for network deployment by wireless service providers. The flexible nature of our products enable wireless service providers to rapidly add capacity to their networks. In addition, because there are only four main hardware modules, maintenance and training costs are minimized, and the amount of capital necessary to maintain spare parts in inventory is limited.

Interoperability with Existing GSM and CDMA Networks

We maintain strict adherence to GSM standards to ensure that our systems are compatible with other communications equipment providers’ products. We have experienced our systems’ interoperability in live networks with equipment from all major communications equipment providers, including Alcatel, Ericsson, Huawei, Lucent, Nokia, Nortel Networks and Siemens. Our systems are also compatible with existing private telephone systems. Interoperability enables wireless service providers to upgrade their existing systems without having to replace their entire network, facilitating the introduction of new capabilities and services in a timely and cost-effective manner.

Our wireless systems support industry standard protocols that allow voice and data to be transported at carrier-quality standards. Our systems address a broad range of applications in different markets. Our products are split into two distinct product lines:

•                                          GSM infrastructure. The WAVEXpress® and UltraWAVE® product suites deliver a comprehensive set of wireless network capabilities, which are based on the GSM standard.

•                                          CDMA infrastructure. The WAVE2000® product line provides 3G voice and data service based on the CDMA 1XRTT and IOS4.1 standards.

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

Community Solutions

Community networks enable the introduction of wireless service to those areas that wireless providers currently do not serve or to areas that may not have any telephone service. Wireless solutions such as wireless local loop networks offer the most cost-effective way to provide telephone service to areas with no current service. Wireless local loop networks are wireless communications systems that connect users to the public telephone network using radio signals as a substitute for traditional last mile copper connections. These markets offer substantial growth potential due to the relatively low level of rural and remote telephone service penetration and the continued need for low-cost communications services. In addition, wireless solutions provide a high-value proposition in developing countries since these solutions are generally less expensive due to the lack of an established infrastructure in these countries.

Specialty Applications

The compact size of our respective GSM and CDMA infrastructure equipment and packaging expertise has enabled several special applications of our equipment including:

•                                          Network on Wheels. An entire GSM or CDMA network, or just a GSM or CDMA base station system, or BSS, is packaged into a small van or truck, allowing an operator to provide primary coverage in the case of natural disasters or temporary, supplemental or primary coverage for events where current coverage is inadequate.

•                                          Cellular on a Ship. This network provides roaming coverage on cruise ships and ferries worldwide, allowing passengers to send and receive calls while at sea.

•                                          Lab Systems. These networks are deployed to either test new handset designs or to develop new multi-media applications that run over GPRS or 1XRTT data bearers.

•                                          Military Networks. These networks can be deployed in any military theatre of operations. The compact size of our equipment allows it to be installed in the back of a “Hummer” or in flyaway boxes that meet the military 85 lbs. two man lift requirements. These systems also support the NSA type 1 encryption algorithm for secure end-to-end communications.

Product Summary Table

Product Name	Function	Product Features
GSM Infrastructure
WAVEXchange™	Wireless switches that route telephone traffic through the GSM network and can also act as a base station controller.

•        Small size, low price per user.

•        Software provides the wireless switch functionality that routes and bills calls, directs data packets, acts as a signaling gateway.

•        Designed to allow the network to process calls regionally, reducing operating costs.

•        Design allows users to increase capacity by adding components.

WAVEXchange-I	Based on the WAVEXpress platform.	• Can accommodate up to 8,000 users.

WAVEXchange-II	A high capacity mobile switch that switches traffic between the BSS network and the PSTN.	• Can support up to 200,000 subscribers.

WAVEXpress®/BSC	Compact base station controller that aggregates and manages the communications between the WAVEXpress/BTS and the mobile switching center or a local WAVEXchange switch.

•        The wall-mountable WAVEXpress/BSC is one of the smallest GSM base station controllers on the market, and connects to any mobile switching center supporting the GSM standard.

•        Supports the full rate and enhanced full rate voice transcoders and the four GPRS data coding schemes.

•        Can be reconfigured into the WAVEXchange switching platform or the WAVEXpress BTS platform.

•        Supports from 1 to 16 base transceiver stations.

UltraWAVE®/BSC	High capacity Base Station Controller with the same functionality as the WAVEXpress®/BSC.	• Supports up to 32 base transceiver stations.

UltraWAVE®/BTS	A high capacity Base Transceiver Station supporting up to 12 radios (transmissions or TRXs).	• Supports the GSM 850, 900 and 1900 frequency bands.

WAVEXpress®/BSPlus	Combines the functions of a base station controller and base transceiver station in a single product.	• A WAVEXpress/BS Plus can support up to three external WAVEXpress/BTS base stations to serve up to 2,400 users.

UltraWAVE®/BSPlus	A high capacity product that combines the features of the UltraWAVE/BSC and UltraWAVE/BTS.	• Supports up to 12 internal TRXs and a total TRX capacity of 36.

Product Name	Function	Product Features
WAVEXpress®/ TurboMAX BTS	A high power, macro-network product that extends the reach of the WAVEXpress to provide broader geographic coverage for the community market.	• Increases power output to up to 40 watts per transceiver.
• Unique, patented thermal technology developed initially for military applications.

Network In A Box®	All-in-one wireless network that includes the GSM switching, base station control and base transceiver station functions in a single enclosure.	• Incorporates all of the functionality of the WAVEXchange, WAVEXpress/BSC and WAVEXpress/BTS in a single enclosure. • Supports up to 2 radios and 1,000 users.

WAVEGSN	A low cost Combined Gateway GPRS Support Node (“GGSN”) and Serving GPRS Support Node (“SGSN”) providing packet data service to GSM subscribers.	• All in one GPRS Support node supporting up to 5000 attached users. Can be split into separate GGSN and SGSN for higher capacities.

WAVETransit™	A high capacity switch that provides for the interconnection of multiple WAVEXchange systems and the PSTN.	• Supports up to 256 E1 with a variety of PSTN interconnect protocols.

WAVEView™	An operations and management control, or OMC, system that manages multiple base transceiver stations, base station controllers and switches for wireless service network components.

•        Operates on a standard UNIX System with multiple system administrators.

•        Simplifies the process of deploying new network components, allowing the user to manage all aspects of BSS and NSS wireless infrastructure.

•        Supports remote connection and dial-in access.

•        Allows wireless service providers to monitor network faults in real-time.

CDMA Infrastructure

WAVE2000 Pico BS+	A combined CDMA BSC and BTS product which provides the radio frequency (RF) interface to the Mobile Station and a internet protocol (IP) interface to the MSC via a media gateway.

•        A small low power BSS supporting up to 2 frequency assignments using the 1XRTT CDMA standard.

•        Flexible indoor platform utilizing existing Private Branch Exchange, or PBX, Public Switch Telephone Network, or PSTN, and Voice Over Internet Protocol, or VoIP, infrastructure to provide wireless communication within public and private networks.

•        Ideal for building in-fill environments, and wireless office applications. Its compact form makes it suitable for pole or wall mounting.

Product Name	Function	Product Features
WAVE2000 BS Plus	A combined CDMA BSC and BTS product which provides the RF interface to the Mobile Station and a IP interface to the MSC via a media gateway.	• Macro high power BSS supporting up to 3 FA and a total of 96 channels. • Ideal for providing voice and data services in large public or private areas (e.g., public communities and large campuses).
WAVE2000 PDSN

The CDMA-based Packet Data Support Node (“PDSN”) integrates all Internet data traffic from one or more WAVE2000 BS Plus units over the radio access network, or RAN. It also provides the proxy functionality for all subscribers registered within the network.

• Can support up to 5,000 subscribers at 144Kbit/s per subscriber. • A software package that runs on a standard PC • Optimized for small to medium capacity networks.

Customers

We have developed relationships with communications equipment providers, systems integrators and wireless service providers. The following table identifies selected customers, the various applications of our products and the intended end users of communications networks employing our products. For the fiscal year ended June 30, 2004, sales to a single customer, Commercial Facilitators Limited, or CFL, the prime contractor for Econet Wireless, a wireless service provider in Nigeria, accounted for approximately 22% of net revenues and sales to all customers in Nigeria accounted for approximately 23% of net revenues. In addition, seven customers accounted for approximately 51% of our net revenues. Risks associated with our foreign operations and customer concentration are discussed more fully in the “Risk Factors” section.

The selected customers listed below each represented less than 10% of our revenues for the fiscal year ended June 30, 2004.

Customer	Application	End Users
Systems Integrators:
Cell-Tel	Private cellular networks	U.S. Military
Dena Technologies	Urban and rural community networks	Wireless users in certain former Soviet states
Wireless Service Providers:
AT&T Wireless	Cruise ships’ roaming networks	Wireless roaming users on cruise ships
Mauritel Mobiles	Urban and rural community networks	Wireless users in Mauritania
Outremer	Urban and rural community networks	Wireless users in French Guiana
Safaricom Tel	Rural community networks	Wireless users in Kenya
Telecom Cook Islands	Urban and rural community networks	Wireless users in Cook Islands

Sales and Marketing

We market and sell our solutions around the world through our direct sales force and other sales representatives utilizing a multi-tiered sales strategy which includes selling to wireless service providers, communications equipment providers, and systems integrators that integrate our systems with the products of other companies.

Our GSM systems currently are deployed in:

Australia, Bahrain, Benin, Central African Republic, China, Coco Islands, Cook Islands, Cyprus, Guantanamo Bay, Cuba (U.S. Naval Base), Democratic Republic of Congo, France, French Guiana, Greece, Guam, Guinea, Guyana, Iraq, Italy, Japan, Kenya, Korea, Kosovo, Madagascar, Marshall Islands, Mauritania, Micronesia, Nigeria, Palau Island, Paraguay, Phillipines, Russia, Sierra Leone, Solomon Islands, Somalia, Sri Lanka, Tonga, Turkey, Tuvalu, United Arab Emirates, United Kingdom, and the United States.

Trial systems currently are deployed in:

Kenya, Japan, Russia and South Korea.

Our CDMA systems currently are deployed in:

Canada, Japan and the United States.

We ceased marketing and selling our broadband product line in July 2002. Our broadband product line represented 18% of our net revenues in fiscal 2002.

Segment and geographic information is provided in the consolidated financial statements as of June 30, 2004 and 2003 and for the fiscal years ended June 30, 2004, 2003 and 2002. See “Notes to Consolidated Financial Statements, Note 18—Segment Information.” Risks associated with our foreign operations and customer concentration are discussed more fully in the “Risk Factors” section in this report on Form 10-K.

Communications Equipment Providers

Eastern Communications Co., Ltd., or Eastcom, a publicly listed company on the Shanghai Stock Exchange, is one of the leading providers of telecommunications equipment for cellular networks and handsets throughout China. In March 2002, Interwave entered into an OEM Agreement with Eastcom for BSS extension equipment. Sales to Eastcom were approximately 0%, 9% and 7% of our net revenues for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2004, Eastcom owned approximately 5.1% of our outstanding common shares on a fully diluted basis.

Telos Technology, Inc., or Telos, is a Canadian switch developer and integrator supplying rural networks within the United States and internationally. We have partnered with Telos in the deployment of GSM and CDMA networks worldwide. In May 2004, UTStarcom, Inc., a global leader in IP access networking and services and a shareholder of the Company acquired substantially all of the assets of Telos. Sales to Telos were approximately 2% of net revenues in fiscal 2004. As of June 30, 2004, UTStarcom, Inc. owned approximately 7.3% of our outstanding common shares on a fully diluted basis.

Systems Integrators

Cell-Tel. Cell-Tel Government Systems, Inc., or Cell-Tel, is the premier systems integrator of rapidly deployable, mobile and fixed wireless communication networks for military and government applications. The company is comprised of ex-military personnel and senior engineers who provide an added element of familiarity and expertise in the development of advanced integrated wireless communication solutions to meet the demanding specifications of government and military clients. Cell-Tel is specifically focused on selling our products to various departments of the U.S. government.

Dena Technologies. Dena Technologies is a leading telecommunications system integration company based in Canada. Dena Technologies uses our products as part of their Wireless Local Loop product offering, which they then market and sell to republics of the former Soviet Union. Dena Technologies initially purchased from us low capacity Network In A Box (NIB) based solutions, but during fiscal year 2004 they have started buying the high capacity UltraWAVE and WXC II platforms to increase the capacity of their customer base.

Direct Sales

We established a direct sales presence in Paris, France in mid-1996. Through wireless service providers, such as CFL, Safaricom Tel, Outremer, Telecom Cook Islands, Mauritel Mobiles and AT&T Wireless, we have deployed our network solutions in Nigeria, Kenya, French Guiana, Cook Islands and Mauritania. In fiscal 2004, sales to CFL, Safaricom Tel, Outremer, Telecom Cook Islands, Mauritel Mobiles and AT&T Wireless comprised 22%, 6%, 6%, 4%, 4% and 3% of our net  revenues, respectively.

Hutchison Telecommunications Group. We began deploying our products in Hong Kong with Hutchison Telecommunications Group, or Hutchison, in 1997. In December 1999, we executed a contract with an affiliate of Hutchison, Lanka Cellular, to deploy our products in Sri Lanka; this network was expanded in fiscal 2004. In June 2001, we executed a contract with Comunicaciones Personales, S.A., an affiliate of Hutchison, to deploy a nationwide GSM network in Paraguay. Hutchison and its affiliates owned 2.3% of our outstanding common shares on a fully diluted basis as of June 30, 2004.

Customer Support

We complement our products with a worldwide service organization that provides product support, network and radio system design, turnkey installation, maintenance and field engineering. Our support organization provides pre-sales, installation and post-sales support to wireless service providers who have purchased systems directly from us. Our distributors are typically responsible for installation, maintenance and support services to their customers. We offer 24-hour telephone support 7 days a week to both service providers who have purchased systems directly from our distributors and us. We offer an ongoing maintenance program for our products, consisting of product enhancements, product updates and technical support. System operators may renew maintenance and support on an annual basis by paying a maintenance fee. We also provide extensive support to communication equipment providers and systems integrators through product training, 24-hour help-desk support and emergency problem resolution. In addition, we work closely with our customers’ first-line support organizations to ensure that they have the necessary skills and specific product knowledge to assist their customers with installation, management and other network support requirements.

Engineering

Our engineering development team resides in four locations. Our main engineering organization is in Mountain View, California, where hardware, firmware, and the core radio software and systems engineering are performed. The high capacity switching platform and Value-Added Server products are developed in Shenzhen, China. The CDMA BSS hardware and software is developed by a group located in Walnut Creek, California. The management system software group and the documentation group are located in Tralee, Ireland.

In fiscal 2004, the major products that were being developed or delivered were:

•                                          Support for GPRS incorporated into all GSM product lines;

•                                          High capacity WAVEXchange switch supporting over 100,000 subscribers;

•                                          Supplementary network service software supporting Intelligent Network Pre-paid system, SMS and authentication center;

•                                          Support for IN interface to existing GSM operators switching platforms;

•                                          UltraWAVE product line supporting 6 radios, that can be upgraded to support 12;

•                                          UltraWAVE Mobile Switching Center (“MSC”) increasing capacity of MSC products;

•                                          UltraWAVE BS+ supporting 12 radio channels;

•                                          New cost-reduced radios that support high performance GPRS for 900Mhz and 1800Mhz;

•                                          Charging Gateway Product for GPRS call data records (“CDR”) mediation product;

•                                          New Network Management System (“NMS”) to consolidate management of GSM and CDMA equipment in one platform;

•                                          Continued cost reduction of high-power base stations to achieve lower cost through re-engineering of power amplifiers with alternative suppliers;

•                                          CDMA soft switch; and

•                                          CDMA value-added services such as Short Message Service or SMS-center, Prepaid center, Authentication center and Voice Mail center expected to be available in the first quarter of calendar 2005.

We believe Interwave’s success depends on its ability to continue to develop more cost effective products through technology innovation and to introduce new capabilities and features for existing products. Our research development expenses totaled approximately $9.6 million, $12.9 million, and $19.8 million for fiscal years 2004, 2003 and 2002, respectively. As of June 30, 2004, the engineering development staff consisted of 72 employees.

Manufacturing

We rely on Flash Electronics to manufacture our GSM and CDMA product lines. We began using Flash Electronics’ contract manufacturing services on a purchase order basis in May 2000 and we entered into a manufacturing agreement in January 2002. Flash Electronics has manufacturing facilities in Fremont, California and in Suzhou, Jiangsu Province, China.

We also rely on Bravo Tech, Inc. to manufacture our GSM Ultrawave products. We began using Bravo Tech, Inc.’s manufacturing services under a manufacturing agreement in May 2003. Bravo Tech, Inc. has manufacturing facilities in Cypress, California and Shenzhen, Guangdong Province, China.

In May 2003, our manufacturing team was relocated to our main 34,500 square foot facility in Mountain View, California from our former central facility in Menlo Park, California (See Note 15 to the Consolidated Financial Statements). In April 2004, we relocated our operations team to our Mountain View location from an 11,400 square foot facility in San Diego, California (See Note 15 to the Consolidated Financial Statements). We now have all planning, procurement, final assembly, system testing, and quality control consolidated in our central facility in Mountain View.

Since we typically have long sales cycles, we rely on a detailed sales forecast to determine our production requirements and to meet the ordering needs of our contract manufacturers. We also utilize this sales forecast to control our inventory levels. Due to the modular architecture of our product line, we are able to reconfigure our products for specific customer purchase orders in a timely manner.

Our systems include a number of components that come from sole source suppliers such as Lucent, Motorola and Xilinx. Either our contract manufacturers or Interwave procure these components from distributors or directly from the manufacturers. We communicate with our sole source suppliers frequently in order to insure the continued availability of the components. We anticipate that if a manufacturer decides to discontinue a critical component, it would provide enough time for us and our contract manufacturers to locate alternative components. However, we may be required to redesign our products or take other steps, which could limit the availability of our products.

Backlog

As of September 24, 2004, our backlog was approximately $15.7 million. As of September 26, 2003, our backlog was approximately $21.3 million. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Any cancellation and/or postponement charges generally vary depending upon the time of cancellation or postponement, and a portion of our backlog may be subject to cancellation or postponement without significant penalty. A substantial portion of our current backlog is scheduled for delivery within the next 12 months. Customers may cancel scheduled deliveries without significant penalty and backlog therefore may not be a meaningful indicator of future financial results.

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

•                                          sales and distribution capability; and

•                                          technical support and service.

We expect that competition in each of our markets will increase in the future. We currently compete against GSM communications equipment providers such as Alcatel, Ericsson, Lucent, Motorola, Nokia, Nortel and Siemens. Over the last  several years, we have experienced increased competition from Huawei and ZTE, two Chinese companies selling their GSM and CDMA products and services in the African and Russian markets. Huawei and ZTE have been gaining market share by selling equipment at prices that are significantly lower than prices for similar products from other manufacturers and by their ability to receive financing from the Chinese government. We also compete with the TDMA and CDMA product offerings from the same communications equipment providers and expect that a number of them will develop competing data communications products and technologies in the near future. We also compete with the CDMA product offerings of Samsung, LG Electronics and UTStarcom. In the past, the products of most of the leading GSM communications equipment providers were designed to handle large subscriber bases. Equipment providers are beginning to focus, however, on equipment similar to our products that address smaller subscriber bases. Each of the major GSM communications equipment providers has at least a partial GSM solution that addresses this target market. A number of the leading GSM equipment vendors have made statements over the last year that they view the emerging markets as one of the biggest growth markets in GSM and are therefore introducing new products targeted at these markets.

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

Employees

As of June 30, 2004, we employed 160 people, including 37 in operations and customer support, 38 in marketing and sales, 72 in research and development and 13 in finance and administration. None of our employees are represented by a labor union and we have experienced no work stoppages to date. We believe our relationship with our employees is good.

Government Regulation

Many of our systems intentionally radiate radio frequency energy, and therefore must comply with regulations in the countries where we sell and install our systems. The process of verifying compliance with radio and network regulations is known as system certification, and this must be granted before a system is offered commercially for sale. The Federal Communications Commission, or FCC, certifies systems we sell and install in the United States. Some regions of the world, such as Latin America and the Philippines, accept FCC certification as sufficient approval for operation within these regions. The European Telecommunications Standards Institute, or ETSI, certifies systems we sell and install in Europe. Many countries also require additional testing to certify compliance to local standards and requirements, in addition to the FCC or the ETSI rules.

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

Proprietary Rights

Our success and ability to compete depends in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws as well as non-disclosure agreements to protect our proprietary technology. We currently hold 32 United States patents and have 8 United States patent applications pending. We have filed many of these patent applications in a number of other countries and we have a total of 43 issued and 19 patents pending worldwide. We cannot be certain that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will be sufficient to prevent the development of competitive products. We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we have entered into confidentiality agreements with our employees and certain customers, vendors and strategic partners. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products, to design around our patents, or to reverse-engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any such claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

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

Trademarks

The following are trademarks of Interwave in the United States and internationally: Interwave Microexpress, The Microcellular Networks Company, WAVE2000, and interWAVE & Design.

The following are registered trademarks of Interwave in the United States and internationally: GSM Network in a Box®, interWAVE®, interWAVE logo, interWAVE the Microcellular Networks Company®, interWAVE the Microcellular Network Company®, Microexpress®, MicroXpress®, Minet®, Turbomax®, TurboWAVE®, WAVETransit®, WAVEXpress®, WAVEXpress BS Plus®, WAVExtend®, WAVEView®, interWAVE Communications® and WAVEXchange®.

The following are registered trademarks of interWAVE Communications, Inc.: interWAVE®, Microexpress®, Turbomax®, WAVEView®, WAVEXchange®, WAVEXpress®, WAVEXpress BS Plus®.

The following are registered trademarks of our subsidiary Wireless, Inc.: Broadband Without Boundaries®, MULTIPOINT NETWORKS®, Multipoint Networks Logo®, RAN®, Starport®, THE WIRELESS SOLUTION FOR MAN®, WAVENET®, WAVENET ACCESS®, Wavenet Link®, WAVENET TRANSPORT®, and Wireless, Inc & Design®.

The following are registered trademarks of our subsidiary interWAVE Communications UK Limited in the United Kingdom : MINET®.

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

City	Approx. S.F.	Lease Expires

Basingstoke, Hampshire, UK	3,000	December 2004
Hong Kong, S.A.R.	100	November 2004
Makati City, Phillipines	100	August 2005
Menlo Park, California, USA (vacated - see Note 15 to the Consolidated Financial Statements)	59,000	April 2005
Mountain View, California, USA	34,500	April 2006
Paris, France	3,552	October 2005
San Diego, California, USA (vacated - see Note 15 to the Consolidated Financial Statements)	11,411	May 2006
Shenzhen, People’s Republic of China	1,815	August 2005
Tralee, Ireland	5,000	December 2006
Walnut Creek, California, USA	8,638	July 2006

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

A stipulation of settlement for the claims against the issuer defendants, including Interwave, has been submitted to the Court for preliminary approval. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including Court approval. If the settlement does not occur, and litigation against Interwave continues, Interwave believes it has meritorious defenses and intends to defend the action vigorously; provided, however, such legal proceedings may be time consuming and expensive and the outcome could be adverse to Interwave. An adverse outcome could have a material adverse effect on Interwave’s financial position, on its business and results of operations.

Interwave may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information about Interwave’s Common Shares

Interwave’s common shares are traded on the NASDAQ National Market under the symbol “IWAV.” The following table sets forth the range of the high and low intraday prices by quarter as reported on the NASDAQ National Market:

	High	Low

Fiscal Year Ended June 30, 2004:
First Quarter	$2.83	$1.82
Second Quarter	5.95	2.13
Third Quarter	6.50	2.66
Fourth Quarter	5.50	3.15

Fiscal Year Ended June 30, 2003:
First Quarter	$8.70	$4.80
Second Quarter	5.10	1.80
Third Quarter	2.20	1.50
Fourth Quarter	3.30	1.60

On June 30, 2004, there were approximately 679 shareholders of record of Interwave’s common shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

DIVIDENDS

Interwave has never paid cash dividends on its common shares. Interwave intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends on its common shares.

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets forth information regarding all unregistered securities of Interwave sold by Interwave from July 1, 2003 to June 30, 2004:

Class of Purchasers	Date of Sale	Aggregate Number of Title of Securities		Amount of Price Consideration	Form of Price Consideration

Empire Capital & affiliated entities	11/13/03	Common Shares-	1,350,000	$5,318,000	Cash
GBase Communications	12/31/03	Common Shares-	78,500	$—	Assets	(1)
GBase Communications	03/31/04	Common Shares-	730,787	$—	Assets	(1)
GBase Communications	06/28/04	Common Shares-	139,713	$—	Assets	(1)

(1)           From September 2002 through June 2004, Interwave issued a total of 1,265,847 common shares in exchange for substantially all the assets of GBase Communications and in fulfillment of all the terms of the asset purchase agreement with GBase Communications.  This amount included a total of 949,000 common shares as consideration valued at $685,000 in fiscal 2004.

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

USE OF PROCEEDS FROM OUR 2000 INITIAL PUBLIC OFFERING

On January 28, 2000, a registration statement on Form F-1 (No. 333-92967) was declared effective by the SEC, pursuant to which 9,775,000 of our common shares were offered and sold for our account at a price of $13.00 per share, generating gross proceeds of approximately $127.1 million.

In connection with the offering, we incurred $8.9 million in underwriting discounts and commissions, and $1.9 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $116.3 million. Each outstanding preferred  share of Interwave was automatically converted into one common share upon the closing of the initial public offering. The managing underwriters were Salomon Smith Barney, Banc of America Securities LLC and SG Cowen.

As of September 28, 2004, we have used all of the net proceeds from the initial offering to fund our operations, capital expenditures and other general corporate purposes, including purchases of equipment relating to acquisitions completed during the year, net losses from operations, excluding depreciation and amortization and other non-cash charges, and other costs relating to acquisitions that we completed during the fiscal year ended June 30, 2004.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the related notes found elsewhere in this annual report. The statement of operations data for the fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000, and the balance sheet data as of June 30, 2004, 2003, 2002, 2001 and 2000 are derived from the audited consolidated financial statements of Interwave, certain of which are included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars. Our fiscal years 2004, 2003 and 2002 ended on the actual calendar month end. Prior to November 2001, our fiscal periods ended on the Friday nearest the calendar month end.

	Fiscal Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Statement of Operations Data:
Total revenues	$44,467	$29,960	$42,955	$26,532	$30,139
Cost of revenues	23,254	22,416	44,291	29,586	18,747

Gross profit (loss)	21,213	7,544	(1,336)	(3,054)	11,392
Operating expenses:
Research and development	9,613	12,937	19,793	30,483	18,148
Selling, general and administrative	18,221	19,017	29,163	32,915	13,507
Amortization of deferred stock compensation	—	194	(227)	3,054	9,891
In-process research and development	—	—	—	606	—
Losses (gains) on asset sales and asset impairments, net	(809)	(144)	16,657	23,202	—
Restructuring charges (credit)	776	3,485	(1,986)	6,581	—

Total operating expenses	27,801	35,489	63,400	96,841	41,546

Loss from operations	(6,588)	(27,945)	(64,736)	(99,895)	(30,154)
Interest income	24	167	1,373	6,482	4,120
Interest expense	(149)	(166)	(317)	(187)	(2,061)
Other expense, net	(149)	(53)	(436)	(212)	(217)

Loss before income taxes	(6,862)	(27,997)	(64,116)	(93,812)	(28,312)
Income tax (expense) benefit	139	(267)	(209)	(324)	(99)

Net loss	(6,723)	(28,264)	(64,325)	(94,136)	(28,411)
Dividend effect of beneficial conversion feature to preferred shareholders	—	—	—	—	(2,055)

Net loss attributable to common shareholders	$(6,723)	$(28,264)	$(64,325)	$(94,136)	$(30,466)
Basic and diluted net loss per share	$(0.85)	$(4.34)	$(11.52)	$(19.25)	$(13.30)
Shares used in computing basic and diluted net loss per share	7,892	6,508	5,583	4,890	2,296

	June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents, including restricted cash	$5,931	$4,625	$13,517	$25,974	$43,813
Working capital	2,953	567	22,912	58,631	154,138
Total assets	34,224	33,277	52,627	130,874	175,653
Long-term debt, net of current portion	1,000	2,284	2,502	3,494	1,711
Total shareholders’ equity	11,019	10,019	30,147	93,211	162,619

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected consolidated financial information and our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report. Our fiscal year ends on the actual calendar month end of June 30.

OVERVIEW

Interwave Communications International Ltd. is a global provider of scaleable wireless infrastructure networks that offer a cost effective solution to extend coverage and connectivity to hard-to-reach areas. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems support wireless voice and data transmission for both mobile and fixed applications.

We offer a complete line of compact GSM and CDMA systems. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single compact enclosure. Our networks may be deployed in communities with a few thousand subscribers and may be scaled to grow to more than a hundred thousand subscribers. Our products provide wireless network operators with a simple, easy-to-support and maintain network that is software configurable to various network architectures. We added the CDMA2000 product line in fiscal 2003 after acquiring the assets of GBase Communications.

Deployments of our community networks began in 1998, primarily in China and Africa, to add capacity and coverage to existing systems. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $44.5 million, $30.0 million  and $43.0 million in fiscal 2004, 2003 and 2002, respectively. We incurred net losses of $6.7 million,  $28.3 million and $64.3 million in fiscal 2004, 2003 and 2002, respectively. As of June 30, 2004 and 2003, we had an accumulated deficit of $333.6 million and $326.9 million, respectively. We have obtained and may require additional capital to fund our operations during the remainder of fiscal 2005 and beyond. Additional concerns are discussed more fully later in the “Operations” and “Liquidity and Capital Resources” sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors”.

On July 27, 2004, we and Alvarion Ltd. announced that the two companies entered into a definitive agreement for Alvarion to acquire us for $5.75 per share. The details of this transaction are discussed in our Form 8-K filed with the SEC on July 28, 2004.  This transaction is to be structured as an amalgamation under Bermuda law. On August 30, 2004, we filed a definitive proxy statement with the SEC in preparation for a special meeting of our shareholders held on September 30, 2004, at which our shareholders voted on the amalgamation.

Alvarion announced on September 30, 2004 that it had determined that Interwave had experienced a material adverse effect with respect to its business and has advised Interwave that Alvarion would not complete the amalgamation on the terms set forth in the amalgamation agreement. In addition, on September 30, 2004, Interwave held its scheduled special meeting of shareholders and approved the agreement and plan of amalgamation pursuant to which interWAVE was to be acquired by Alvarion Ltd.   On October 1, 2004, Interwave advised Alvarion in writing that Interwave believes there is no material adverse effect or any other basis, legal or otherwise, for Alvarion to not comply with its obligations under the agreement.  Interwave further advised Alvarion that Interwave remained prepared to consummate the amalgamation according to the terms of the agreement and viewed Alvarion’s refusal to go forward with the amalgamation according to these terms as a material breach of the agreement.  On October 4, 2004, Interwave filed a complaint against Alvarion in the United States District Court for the Southern District of New York.  The Complaint alleges, among other things, that Alvarion breached the agreement and plan of amalgamation pursuant to which Interwave was to be acquired by Alvarion.  The complaint seeks specific performance of the amalgamation agreement and seeks compensatory and punitive damages in excess of $75 million.  The outcome of this dispute is presently unknown, and the accompanying consolidated financial statements do not include the effect, if any, upon the Interwave’s results of operations, financial condition, and cash flows.

We continued downsizing and realigning our Company in fiscal 2004 to focus on our core business as a provider of cellular infrastructure networks to network operators. Although the downturn in the global economic environment, and in the telecommunications industry, in particular, which began in early 2001, continued throughout fiscal 2004, we believe that during the year, our industry began to show signs of stability and recovery in certain of our markets. Competition remained intense as larger communications equipment providers began to either consolidate or more aggressively pursue markets that addressed smaller subscriber bases such as ours. We believe that large vendors especially those in China have been sacrificing profit margin to gain market share. We have implemented a strategy to increase revenues and margins while reducing operating expense levels. We believe that we delivered important upgrades to our GSM product offering, including the addition of a new high-capacity switch, a new operating and maintenance center and a new radio base station. In addition, we increased commercial functionality of our CDMA offering, expanded our value-added services, and increased penetration of markets in Africa and in the Pacific Islands.

We believe that the majority of products we sell in the United States are ultimately installed outside the United States. Accordingly, our business is exposed to risks from economic uncertainties, currency fluctuations, political instability, uncertain regulatory environments and other risks associated with global operations. Additional concerns are discussed more fully in the “Operations” section of this “Management’s Discussion and Analysis” and in the “Risk Factors” section of this report.

In September 2002, we completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc. The purchase was accounted for as an acquisition of assets.

Under the asset purchase agreement, we acquired substantially all of GBase’s assets and assumed most of its liabilities for an initial purchase price of 0.32 million common shares of Interwave at $20 per share. An additional 0.02 million common shares were placed in escrow in fiscal 2003 pending the satisfaction of certain contingencies and subsequently released upon satisfaction of those contingencies. Contingent consideration of 0.08 million common shares was placed in escrow and was subsequently released in fiscal 2004 as a result of the continued employment of key GBase personnel for periods of 12 and 18 months following the asset purchase.

In addition, as the average of the closing share price for our common shares during the last calendar quarter of 2003 was below approximately $20 per share, we were obligated to issue additional contingent consideration in common shares and cash. In fiscal 2004, we issued 0.9 million common shares to the GBase Liquidation Trust, the successor-in-interest to GBase, as additional contingent share consideration and accrued $0.7 million as additional cash consideration, which we subsequently negotiated and settled payment by issuing common shares at fair market value equal to the cash consideration previously accrued. As of June 30, 2004, 1,265,847 common shares have been issued from September 2002 through June 2004 for a total consideration of $7.0 million to Gbase and/or the Gbase Liquidating Trust.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$288
Liabilities assumed	705
Common shares issued	5,988
$6,981

Other intangible assets	$123
Qualcomm licenses	1,403
Purchased technology	5,455
$6,981

The value of the contingent employee retention-based consideration of $0.3 million and $0.1 million were recognized ratably as stock compensation expense over the 12 and 18 months following the asset purchase, respectively. For the years ended June 30, 2004 and 2003, $0.1 million and $0.3 million related to this contingent consideration. This was recognized as compensation expense and classified as research and development expenses in the accompanying consolidated statements of operations. Purchased technology is amortized over the estimated useful life of four years and classified as amortization of intangible assets, which is included in cost of revenue.

In September 2002, we amended our original equipment manufacturer agreement with UTStarcom, Inc. Additionally, UTStarcom acquired 0.58 million common shares for a purchase price of $3.0 million, which represented the fair value of our common shares on the date of the transaction. We also agreed to provide certain network interface technical design services, and in the future produce and sell products to UTStarcom that include the network interface for CDMA2000 for fees to be negotiated. Under the agreement, we have deposited in escrow certain intellectual property as security in case of material breach, cessation of business or liquidation.

In October 2002, we issued warrants to purchase 0.2 million common shares to UTStarcom. The fair value of the warrant of $0.3 million was determined using the Black-Scholes pricing model with the following assumptions: interest rate of 3.5%, volatility of 122%, exercise price of $2.10 and 3-year terms. The $0.3 million was charged to our consolidated statement of operations as selling, general and administrative expenses.

Also in October 2002, we entered into a licensing agreement with Telos Technology Ltd. Under the agreement, in exchange for consideration of $2 million we granted a perpetual license to Telos to use certain technology we acquired in the GBase acquisition. The $2 million consideration received was offset against the cost of GBase’s purchased technology.  In May 2004, UTStarcom acquired substantially all of the assets of Telos.

In March 2003, we expanded our agreement with Qualcomm to include a worldwide CDMA infrastructure license. The expanded license grants us the right to develop, make and sell infrastructure equipment based on Qualcomm’s CDMAOne and CDMA2000 1X/1xEV-DO technology. Accordingly, we have recorded an additional license value of $2.5 million. This Qualcomm license is amortized based on the greater of the straight-line amortization over 5 years or units sold basis.

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

In July 2003, Erwin F. Leichtle joined Interwave as President and Chief Executive Officer and was elected to its Board of Directors pursuant to significant changes we had experienced in our senior management, including the resignation of our former Chief Executive Officer, Priscilla M. Lu. Following Ms. Lu’s resignation, William E. Gibson, a member of our Board of Directors, served as the chairman of an executive committee consisting of our independent members of the Board of Directors, which collectively managed the duties previously undertaken by our Chief Executive Officer until Mr. Leichtle’s appointment.

In November 2003, we completed a $5.3 million private placement of our newly issued common shares with Empire Capital L.P. and its affiliates. The common shares were sold at a discount of approximately 9% from the average closing sale price of our common shares for the five trading days preceding the closing date. The net proceeds of this financing are being used for general corporate purposes.

In December 2003, we completed two transactions with an independent third party, whereby we provided an asset license agreement and sold certain assets recognizing a gain on sale of assets of $0.8 million.

In order to maintain a listing on the Nasdaq National Market, listed issuers must, among other requirements, maintain a $1 per share minimum bid price and shareholder equity of at least $10 million. From time to time we have been notified by Nasdaq that we did not meet these requirements. On all such occasions, we subsequently cured these maintenance standards deficiencies and Nasdaq closed its inquiries in these matters. As of June 30, 2004, we met these listing requirements.

In May 2003, we relocated our principal administrative, manufacturing and engineering facilities from our facility in Menlo Park, California to our main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control. The three-year lease commenced in May 2003. We have the option to extend the lease for three years at the end of its original term.

In September 2003, we renegotiated all remaining obligations under our lease agreement for the Menlo Park, California facility in exchange for monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million. The remaining unpaid discounted value of $1.8 million is included in the accompanying consolidated balance sheet as accrued restructuring expense.

In June 2003, we obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding. In September 2003, the availability under the line of credit was increased to $2.5 million. The line of credit is available through June 30, 2005. As of June 30, 2004 and 2003, the outstanding balances were $2.1 million and $1.0 million, respectively. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable.

In April 2004, the Company vacated its San Diego facility, relocated its operations team to Mountain View and is obligated to monthly payments of $17.6 thousand for the next 23 months for a total of $405 thousand through May 2006. The remaining unpaid discounted value of $324 thousand is included in the consolidated balance sheet as of June 30, 2004 as accrued restructuring expense.

In June 2004, we obtained a revolving line of credit up to $1.5 million from Partners for Growth or PFG, at a monthly interest rate of 1.5% which was not to exceed the lower of the dollar credit limit or an amount equal to the sum of 80% of our eligible current domestic and foreign accounts receivable, 100% of our eligible supported letters of credit, 75% of our eligible purchase orders and 50% of our eligible inventory, respectively. The line of credit is available through June 3, 2005. As of June 30, 2004, $1.5 million was outstanding under the line of credit. In September 2004, an additional $2.0 million was made available by PFG under the line of credit to us with principal to be repaid equal to borrowings in excess of $575 thousand from Silicon Valley Bank through September 30, 2004 and repaid in full by October 31, 2004. In September 2004, the Company borrowed the additional $2.0 million available under the line of credit.

The agreements with Silicon Valley Bank and PFG pledge substantially all of our assets including our intellectual property in favor of the lenders.

For fiscal 2005, our management is currently attempting to continue to execute plans intended to increase revenues and margins, and to reduce spending. We plan to continue to refine our sales and marketing strategy in light of the challenging, though improving, worldwide economic conditions and conservatism across all segments of the telecommunications industry. We plan to market into countries where wireless telephone services are critical for continued economic survival, offering solutions at prices for overall network deployment that are targeted to allow network operators to break even within one year. Taking our success in Sri Lanka, Paraguay and some of the African countries, we plan to make further inroads into regions in Latin America, Eastern Europe including Russia and the former Soviet States, and parts of South East Asia where cellular service penetration is low and where we believe the potential for growth is significant. We also intend to focus on the continued reduction in operational, sales and marketing costs by relying increasingly on our partners or third party systems integrators to provide direct support services. We also plan to reduce costs on core product lines through design and manufacturing improvements. We have obtained and may require additional capital to fund our operations during the remainder of fiscal 2005 and beyond. We have had recurring net losses in the past three fiscal years including the fiscal year ended June 30, 2004.

Alvarion announced on September 30, 2004 that it had determined that Interwave had experienced a material adverse effect with respect to its business and has advised Interwave that Alvarion would not complete the amalgamation on the terms set forth in the amalgamation agreement. In addition, on September 30, 2004, Interwave held its scheduled special meeting of shareholders and approved the agreement and plan of amalgamation pursuant to which interWAVE was to be acquired by Alvarion Ltd.   On October 1, 2004, Interwave advised Alvarion in writing that Interwave believes there is no material adverse effect or any other basis, legal or otherwise, for Alvarion to not comply with its obligations under the agreement.  Interwave further advised Alvarion that Interwave remained prepared to consummate the amalgamation according to the terms of the agreement and viewed Alvarion’s refusal to go forward with the amalgamation according to these terms as a material breach of the agreement.  On October 4, 2004, Interwave filed a complaint against Alvarion in the United States District Court for the Southern District of New York. The outcome of this dispute is presently unknown, and the accompanying consolidated financial statements do not include the effect, if any, upon the Interwave’s results of operations, financial condition, and cash flows.

We are currently seeking additional financing, through issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings.

If additional funds are raised through the issuance of preferred equity or debt securities or secured borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of our common shares, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgements and estimates that can have a significant impact on our total revenue and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We believe that assumptions, judgments and estimates involved in accounting for revenue recognition, accounts receivable valuation, inventory valuation, and restructuring charges have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 to the Consolidated Financial Statements in this report for further discussion of the following critical accounting policies as well as our other significant accounting policies.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements”, Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. SAB 104 revises or rescinds portions of the interpretive guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. We assessed the impact of SAB 104 and concluded that the adoption of SAB 104 did not have a material effect on our consolidated financial statements.

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

Impairment of Long-lived Assets

We periodically review the value of long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.

We evaluate the recoverability of long-lived assets when events or circumstances indicate a possible impairment. Any impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operation.

Restructuring Charges

Our Board of Directors approved a plan to reduce the aggregate workforce of Interwave, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction. The restructuring activities were initiated primarily due to the severe downturn in the economic environment in the telecommunications industry. These restructuring charges are ongoing and are recorded in the consolidated statement of operations as a separate line item. We accrue all restructuring expenses in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Please refer to Note 9 to the Consolidated Financial Statements for further discussion of our restructuring activities.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standard’s Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R, which was issued in December 2003, replaces FIN 46.  Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIF).  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities — there is no grand-fathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003, no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special purpose entities and no later than the first reporting period that ends after March 15, 2004 for all other entities.  The Company had no variable interest entities as of June 30, 2004.

In April 2004, the EITF issued Statement No. 03-06 (“EITF 03-06”), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common shares. The issue also provides further guidance in applying the two-class method of calculating earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on our consolidated financial position, results of operation or cash flows.

LOSSES (GAINS) ON ASSET SALES AND ASSET IMPAIRMENTS, NET

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our review of year-end results, we performed an impairment analysis of identifiable intangible assets recorded in connection with previous long-lived assets. The assessments were performed in accordance with accounting guidance and due to the continuing softening of the global economy and the telecommunications industry in particular, the continuing operating losses, the absence of positive cash flows, previous continuing decline in our stock price, previous net assets exceeding our market capitalization, and the previous overall decline in industry growth rates which indicate that this trend may continue for an indefinite period. As a result of these reviews, we recorded approximately $19.6  million in asset impairment charges for the year ended June 30, 2002.

For fiscal 2004, we completed two transactions with an independent party, whereby we provided an asset license agreement and sold certain assets which had been previously charged off to impairment and recorded a gain on sale of $0.8 million. For fiscal 2003, the $83 thousand impairment charge was taken to write down the net book value of primarily computer equipment and leasehold improvements, which were no longer in use. Additionally, we recorded a $0.2 million net gain from the sale of certain assets in fiscal 2003. For fiscal 2002, a $16.7 million impairment charge was taken to write off the net book value of goodwill and property and equipment from Interwave’s acquisition of Wireless, Inc., as well as an additional $2.9 million to write off Wireless, Inc.’s inventories, which was charged to cost of revenues.

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

The write-downs to estimated fair value were based upon the estimated future discounted cash flows from operations and estimated terminal values of the businesses.

RESTRUCTURING CHARGES

Our restructuring accrual as of June 30, 2004, 2003, and 2002 is summarized as follows (in thousands):

Fiscal 2004	Restructuring Accrual as of June 30, 2003	Additions/ Reversals		Payments	Restructuring Accrual as of June 30, 2004
Future lease payments related to abandoned facilities	$1,765	$471		$(886)	$1,350
Workforce reduction	150	305		(389)	66
Total	$1,915	$776	*	$(1,275)	$1,416

*                                         Restructuring charges in the consolidated statement of operations for the fiscal year ended June 30, 2004 include this addition to the restructuring accrual.

During fiscal 2004, we reduced our workforce by an additional 16 employees worldwide and vacated certain facilities. As a result, we recorded restructuring expense related to severance payments and future lease commitments and recorded a charge of $0.8 million.

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

During fiscal 2003, we reduced our workforce by an additional 133 employees, and closed certain facilities. As a result, we recorded restructuring expense related to severance payments and future lease commitments and recorded a charge of $3.5 million.

In September 2003, we renegotiated our remaining obligations under the lease agreement for one of our facilities and agreed to make monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million. The discounted value of $1.8 million is included on the accompanying consolidated balance sheet in accrued restructuring expenses. The remaining workforce reduction accrual of $0.2 million was paid out by December 2003.

Fiscal 2002	Restructuring Accrual as of June 30, 2001	Additions/ Reversals		Payments	Restructuring Accrual as of June 30, 2002
Future lease payments related to abandoned facilities	$5,986	$(3,494)		$(1,745)	$747
Abandoned leasehold improvements	595	(595)		—	—
Workforce reduction	—	855		(820)	35
Total	$6,581	$(3,234	)**	$(2,565)	$782

**                                  Restructuring credits in the consolidated statement of operations for the fiscal year ended June 30, 2002 include this reduction of the restructuring accrual less an amount of $614 thousand representing renegotiated lease termination payments and an amount of $634 thousand representing the net book value of leasehold improvements ultimately determined not to be abandoned.

During fiscal 2002, we reduced our workforce by 107 employees and closed certain facilities. As a result, we recorded a restructuring expense related to severance payments and future lease commitments and recorded an additional charge of $0.9 million.

Also in fiscal 2002, we negotiated and signed a lease termination agreement, which reduced our operating lease commitment significantly over the next three years. The actual termination agreement differed from the estimate and resulted in a reduction of the lease loss accrual and, accordingly, we reversed $2.9 million as a restructuring credit in the accompanying consolidated statements of operations.

OPERATIONS

We operate in one business segment—wireless infrastructure networks consisting of GSM and CDMA systems. We added the CDMA2000 product line in fiscal 2003 after acquiring the assets of GBase. We generate net revenues from sales of our systems and, in connection with our direct sales activity, from installation, maintenance contracts and support of those systems. Revenue derived from system sales, comprised of unit sales of our WAVEXpress base station and base station controller, our WAVEXchange, our Network In A Box and our WAVEView management system, constituted 57%, 58%, and 65% of net revenues in fiscal 2004, 2003 and 2002, respectively. Other revenues were derived primarily from other equipment sales and installation services.

We generate revenues through our sales by our direct sales force to wireless providers, sales to system integrators that either sell our systems on a stand-alone basis or integrate them with their systems and sales to communications equipment providers which together comprised 86%, 10% and 4% of net revenues in fiscal 2004, respectively. We rely on our internal sales forecasts and our ongoing discussions with customers, including their formal purchase orders, as guidance for planning our production and our revenue outlook.

Net revenues outside North America represented approximately 77%, 70% and 83% of total net revenues in fiscal years 2004, 2003 and 2002, respectively. For fiscal 2004, approximately 61%, 16% and 23% were derived, respectively, from sales in Europe, Middle East and Africa, sales in Asia Pacific, and sales in North America. Furthermore, sales to a single customer, CFL, the prime contractor for Econet Wireless, a wireless service provider, in Nigeria, accounted for approximately 22% of net revenues and sales to all customers in Nigeria accounted for approximately 23% of net revenues. Furthermore, sales to seven customers accounted for 51% of net revenues. We have derived and expect to continue to derive a majority of our revenues from products installed outside the United States by both non-U.S. and U.S. based wireless service providers, systems integrators and communications equipment providers, exposing our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments and other risks associated with global operations. All of our revenues are currently denominated in U.S. dollars, which may reduce our exposure to fluctuations in revenues attributable to changes in currency exchange rates. In the future, business conditions may require us to sell our products in other currencies. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, the potential loss of security interest, political instability, reduced ability to enforce obligations and reduced protection for our intellectual property.

We have incurred substantial operating losses and substantial cash outflow since our inception and we expect to continue to incur net losses in fiscal 2005. Nevertheless, a significant portion of our expenses are fixed in the near term, and we may not be able to quickly reduce spending if our revenue is lower than anticipated. Therefore, net losses in a given quarter could be greater than expected. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you must consider our prospects in light of our history in business in a rapidly evolving market. For additional information on factors that may affect our future results of operations, please see the “Risk Factors” section of this report.

Communications equipment providers, system integrators and wireless service providers typically perform numerous tests and extensively evaluate products before incorporating them into their own networks. The time required for testing, evaluation and design of our systems into the service provider’s network typically ranges from six to twelve months. During the trial period we sell a limited number of units. The successful completion of the trial phase often results in another sale of additional units intended for deployment in commercial service. Our business could be adversely affected if a significant customer reduces or delays orders during our sales cycle or chooses not to deploy networks incorporating our systems.

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

We obtain all of our primary components and sub-assemblies for our GSM products and CDMA products from two independent contract manufacturers. Accordingly, a significant portion of our cost of revenues consists of payments to these suppliers. The remainder of our cost of revenues for our products includes our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration.

Research and development expenses consist primarily of compensation and related costs for research and development personnel and expenses for testing facilities and equipment. All research and development costs are expensed as they are incurred. We expect to continue to make investments in research and development while attempting to maintain tight control on expenditures.

Selling, general and administrative expenses consist primarily of compensation and related costs for sales and sales support personnel, marketing personnel, financial, accounting, human resource and general management personnel, sales commissions, marketing programs, legal and professional services, travel expenses, bad debt expenses and other general corporate expenses. We have incurred substantial expenditures in connection with our proposed amalgamation with Alvarion. In addition, we expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.

Since our inception, we have used share option programs for key employees as compensation to attract strong business and technical talent. We have recorded compensation expense for our option grants equal to the excess of the fair market price on the date of grant over the option exercise price. Of the total deferred compensation, approximately $0, $0.2 million and $(0.2) million was amortized in fiscal years 2004, 2003 and 2002, respectively.

Our current GSM products operate on the GSM standard. GSM competes with other digital standards, including code division multiple access, or CDMA, and time division multiple access, or TDMA. GSM also competes with analog standards. In the event that TDMA or CDMA become the dominant digital wireless communication standard in geographic markets we are seeking to address, the acceptance of our GSM products and our GSM revenues and operating results from GSM could be severely harmed.

The most prevalent emerging third generation, or 3G, standards of wireless communications are forms of CDMA, and the Universal Mobile Telephony Services, UMTS, standard of 3G which is built upon a GSM base. We believe that many carriers may deploy GSM prior to deploying 3G because some elements of GSM are utilized in this form of 3G. Ultimately, however, 3G may become the dominant wireless standard.

Our industry is intensely competitive, and many of our competitors are major telecommunications equipment providers with resources that are significantly greater than ours. In addition to competitive pressures, we will also likely encounter declining sales prices and profit margins over time as products mature.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of net revenues:

	Fiscal Years Ended June 30,
	2004	2003	2002

As a percentage of total revenues:
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	52.3	74.8	103.1
Gross profit (loss)	47.7	25.2	(3.1)
Operating expenses:
Research and development	21.6	43.2	46.1
Selling, general and administrative	41.0	63.5	67.9
Amortization of deferred stock compensation	—	0.6	(0.5)
In-process research and development	—	—	—
Losses (gains) on asset sales and asset impairments, net	(1.8)	(0.5)	38.8
Restructuring charges (credit)	1.7	11.6	(4.6)
Total operating expenses	62.5	118.4	147.7
Loss from operations	(14.8)	(93.2)	(150.8)
Interest income	—	0.6	3.2
Interest expense	(0.3)	(0.6)	(0.7)
Other expense, net	(0.3)	(0.2)	(1.0)
Loss before income taxes	(15.4)	(93.4)	(149.3)
Income tax (expense) benefit	0.3	(0.9)	(0.5)
Net loss	(15.1)%	(94.3)%	(149.8)%

Sales to major customers and related parties are as follows (in thousands):

	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2004	2003	2002	2004	2003	2002
	Net Revenues			Percentage of Net Revenues

Commercial Facilitators, Ltd	$9,665	—	—	22%	—	—
Hutchison Telecommunications Group(1)	625	$1,297	$10,636	1%	4%	25%
Telos Engineering(1)	701	—	—	2%	—	—
Eastern Communications Co., Ltd.(1)	—	2,805	2,978	—	9%	7%
Nortel Networks(2)	—	—	164	—	—	—
Total	$10,991	$4,102	$13,778	25%	13%	32%

(1)                                  Denotes related party as of June 30, 2004.

(2)                                  Nortel Networks is not a related party as of June 30, 2003.

Comparison of Fiscal Years Ended June 30, 2004 and 2003

Net Revenues

Net revenues increased 48%, or $14.5 million, from $30.0 million in fiscal 2003 to $44.5 million in fiscal 2004 as a result of increased sales to existing customers and sales to new customers. As market conditions improved in the telecommunications industry and the global economy, we continued penetration into the African continent and into new markets in the South Pacific. We added new customers, several of whom placed orders for higher gross margin products that were shipped in fiscal 2004. A new customer, CFL, the prime contractor for Econet Wireless, a wireless service provider in Nigeria, accounted for 22% of net revenues. Together, seven customers accounted for approximately 51% of our revenues.

Cost of Revenues

Cost of revenues, excluding amortization of intangible assets, increased 2.9%, or $0.6 million, from $20.7 million in fiscal 2003 to $21.3 million in fiscal 2004. As a percentage of net revenues, cost of revenues excluding amortization of intangible assets decreased from 69.2% of net revenues in fiscal 2003 to 48.0 % of net revenues in fiscal 2004. Changes in the types of products and services required by our customers could affect our cost of revenues depending on the mix of high or low margin products required by them. As market conditions improved, competitive pressures that had compelled us to substantially discount our selling prices in fiscal 2003 eased. This enabled us to increase our selling prices and thereby reduce our cost of revenues as a percentage of net revenues on certain new orders. Our ongoing cost reduction efforts decreased cost of revenues as a percent of net revenues by up to 8.5% across all product lines. As sales volume increased over fiscal 2003, we were able to ship products to customers from inventory that had previously been reserved. We revised our estimate of required reserves for excess inventory, and released approximately $2.4 million of excess reserve, or 5.5% of net revenues, which offset other manufacturing costs and further lowered cost of revenues in fiscal 2004. Changes in the types of products and services required by our customers could affect our cost of revenues depending on the mix of high or low margin products required by them. We also experienced a more favorable product mix as sales of our higher margin WAVEXchange, Network-In-A-Box and OMC products accounted for 17.0% of net revenues in fiscal 2004 as compared to 5.0% of net revenues in fiscal 2003. Sales of our lower margin WAVEXpress/BTS products accounted for 43.6% and 47.0% of net revenues in fiscal 2004 and fiscal 2003, respectively.

Amortization of intangible assets increased 14.1%, or $0.2 million, from $1.7 million in fiscal 2003 to $1.9 million in fiscal 2004. Intangible assets amortized in fiscal 2003 related to technology purchased through our acquisition of GBase Communications in September 2002 and amortization of the CDMA license acquired from Qualcomm.

Research and Development Expenses

Research and development (R&D) expenses decreased 25.7%, or $3.3 million, from $12.9 million in fiscal 2003 to $9.6 million in fiscal 2004. The decrease was primarily due to a reduction in research and development personnel and contractors from 81 as of June 30, 2003 to 72 as of June 30, 2004 as we continued our cost reduction efforts throughout the fiscal year. As a result of these reductions, salaries and wages decreased $1.5 million and consultants and temporary services decreased $0.2 million. In addition, depreciation decreased $0.6 million, furniture and equipment rental decreased $0.3 million and R&D materials decreased $0.1 million. The remaining decrease of $0.6 million was comprised of decreases in operating supplies, phones and other miscellaneous expenses. We successfully implemented product upgrades, new product introductions and feature enhancements while reducing the level of R&D expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4.2%, or $0.8 million, from $19.0 million in fiscal 2003 to $18.2 million in fiscal 2004. The decrease was primarily due to a reduction in headcount and contractors from 64 as of June 30, 2003 to 57 as of June 2004. The reduction in headcount resulted in the following decreases from fiscal 2003 to fiscal 2004: salaries and wages decreased $1.8 million and consultants and temporary services decreased $0.3 million. In addition to labor-related decreases, insurance expense decreased by $0.5 million, depreciation decreased $0.4 million while travel and other customer-related expense increased by $0.4 million, investor relations decreased $0.2 million and advertising expenses decreased $0.1 million. The remaining changes comprised decreases in operating supplies, telephone and other miscellaneous expenses.  In addition, in fiscal 2004, we accrued $0.8 million in bad debt expense due to the increase in our sales levels and our lack of collection experience with new customers added during the year, whereas in fiscal 2003, accruals of $1.0 million were reversed due to improved collections which resulted in a net $1.0 million credit to bad debt expense.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation decreased 100%, or $0.2 million, from $0.2 million in fiscal 2003 to $0 million in fiscal 2004 as the balance of deferred stock compensation was fully amortized in fiscal 2004.

Losses (Gains) on Asset Sales and Asset Impairments, Net

Gains on asset sales and asset impairments, net increased 462%, or $0.7 million, from $0.1 million in fiscal 2003 to $0.8 million in fiscal 2004. For fiscal 2004, we completed two transactions with an independent party, whereby we provided an asset license agreement and sold certain assets which had been previously charged off to impairment and recorded a gain on sale of $0.8 million. For fiscal 2003, the $83 thousand impairment charge was to write down the net book value of primarily computer equipment and leasehold improvements which were no longer in use. Additionally, we recorded $0.2 million net gain from the sale of certain assets.

Restructuring Charges (Credits)

In accordance with our plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, we recorded a restructuring charge of $0.8 million in fiscal 2004. In fiscal 2003, $3.5 million was charged to restructuring of which $1.8 million related to the future lease commitments for our former Menlo Park facility.

Interest Income

Interest income decreased 86%, or $143 thousand, from $167 thousand in fiscal 2003 to $24 thousand in fiscal 2004.  The decrease was due primarily to the continued usage of funds for operations.  Interest income earned on the increase in cash and cash equivalent balances from fiscal 2003 to fiscal 2004 was offset by the decline in interest rates.

Interest Expense

Interest expense was $166 thousand and $149 thousand in fiscal 2003 and 2004, respectively. This expense was primarily associated with interest on equipment loans and leases and advances on our outstanding lines of credit which increased during fiscal year 2004 as compared with fiscal 2003. These lines of credit were primarily from Silicon Valley Bank in fiscal 2004 and fiscal 2003 and to a much lesser extent from Partners for Growth beginning in June 2004. Information regarding our lines of credit is discussed more fully in the “Liquidity and Capital Resources” section of this report.

Income Taxes

In fiscal 2004 and fiscal 2003, our U.S. subsidiary incurred net losses for United States federal and state income tax purposes. We recorded a benefit from income taxes of $0.1 million and a provision for income taxes of $0.3 million, respectively, related to current international income taxes on the operations attributable to our foreign operations. As of June 30, 2004, we had $195.6 million of federal and $115.7 million of state net operating loss carry forwards to offset future taxable income. The federal net operating loss carryforwards expire beginning in 2011 through 2025 and the California net operating loss carryforwards expire beginning 2006 through 2016. The difference between available net operating losses and our accumulated deficit as reported for financial statement purposes is principally because losses incurred in Bermuda are not subject to a carry-forward since there is no tax on income earned in Bermuda.

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

Cost of Revenues

Cost of revenues excluding amortization of intangible assets decreased 46%, or $17.5 million, from $38.2 million in fiscal 2002 to $20.7 million in fiscal 2003. As a percentage of net revenues, cost of revenues excluding amortization of intangible assets was 69% in fiscal 2003 and 89% in fiscal 2002. In fiscal 2003, 5% of net revenues was attributed to our WAVEXchange and Network-In-A-Box products, which earn higher gross profits, while 47% was attributed to our WAVEXpress/BTS, which earns lower gross profits. In 2002, 12% of net revenues was attributed to our WAVEXchange and Network In A Box products, while 49% was attributed to our WAVEXpress/BTS. During fiscal 2003, we shipped certain products  and were required to recognize cost of revenues of $3.5 million while revenue was recognized on a cash receipt basis in fiscal 2004.

Amortization of intangible assets decreased 72%, or $4.4 million, from $6.1 million in fiscal 2002 to $1.7 million in fiscal 2003. The decrease in amortization was primarily due to our write-off of Wireless, Inc.’s intangible and other assets as part of our impairment analysis in June 2002. Intangible assets amortized in fiscal 2003 relates to our purchased technology through our acquisition of GBase Communications in September 2002 and amortization of the CDMA license acquired from Qualcomm.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 34%, or $10.1 million, from $29.2 million in fiscal 2002 to $19.0 million in fiscal 2003. The decrease was primarily due to a reduction in bad debt expense of $3.2 million and reduction in headcount from 103 as of June 30, 2002 to 64 as of June 30, 2003. The reduction in headcount resulted in the following decreases from fiscal 2002 to fiscal 2003: salaries and wages decreased $3.9 million and consultants/temporary services decreased $0.4 million. In addition to labor-related decreases, bad debt expense decreased $3.2 million due to our continuous improvement in collections, depreciation decreased $0.8 million, travel and entertainment decreased $0.6 million and marketing expenses decreased $0.5 million. The remaining decrease of $0.7 million was comprised of operating supplies, telephone and other miscellaneous expenses.

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

Losses (Gains) on Asset Sales and Asset Impairments, Net

Losses (gains) on asset sales and asset impairments, net decreased 101%, or $16.8 million, from $16.7 million in fiscal 2002 to $(0.1) million in fiscal 2003. The $16.7 million loss on asset impairment and sales in fiscal 2002 relates to our write-down to estimated fair values of Wireless, Inc.’s intangible and other assets, and our sale of certain assets related to Wireless, Inc. to a third party. The $(0.1) million gain on asset sales and asset impairments, net in fiscal 2003 relates to our sale of certain fixed assets to third parties.

Restructuring Charges (Credits)

In accordance with our plan to reduce the aggregate workforce, consolidate facilities, and restructure certain business functions in order to streamline the organization for cost reduction, we recorded a restructuring charge of $3.5 million for fiscal 2003. Of the $3.5 million, $1.8 million relates to the future lease commitments for our former Menlo Park facility. During fiscal 2002, we had additional layoffs, closed down several facilities, recorded an additional charge of $0.9 million, and reversed $2.9 million as a restructuring credit to reflect the final restructuring accrual.

Interest Income

Interest income decreased 86%, or $1.2 million, from $1.4 million in fiscal 2002 to $0.2 million in fiscal 2003. The decrease was due to the continuing reduction of cash and investments from our use of funds for operations.

Interest Expense

Interest expense was $0.2 million and $0.3 million in fiscal 2003 and fiscal 2002, respectively. This expense was primarily associated with equipment loans and leases and advances on our outstanding lines of credit. Information regarding our capital leases and lines of credit is discussed more fully in the “Liquidity and Capital Resources” section of this report.

Income Taxes

In fiscal 2003 and fiscal 2002, our U.S. subsidiary incurred net losses for United States federal and state income tax purposes. We recorded a provision for income taxes of $0.3 million and $0.2 million, respectively, related to current international income tax provided on the profits attributable to our foreign operations. As of June 30, 2003, we had $189.7 million of federal and $107.5 million of state net operating loss carry forwards to offset future taxable income. The difference between available net operating losses and our accumulated deficit as reported for financial statement purposes is principally because losses attributable to Bermuda are not subject to a carry-forward since there is no tax on income attributable to Bermuda.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended June 30,
	2004	2003	2002
	(in thousands)

Cash and cash equivalents	$5,350	$4,371	$11,403
Short-term investments	—	—	2,849
Net cash used in operating activities	(5,553)	(12,916)	(28,811)
Net cash provided by (used in) investing activities	(279)	2,766	13,394
Net cash provided by financing activities	6,021	3,799	1,291

Our auditors have included an explanatory paragraph in their opinion on the consolidated financial statements as of and for the year ended June 30, 2004 that Interwave has recurring losses from operations that raise substantial doubt about our ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1 to the consolidated financial statements.  The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities. Net cash used in operating activities in fiscal 2004, fiscal 2003 and fiscal 2002 resulted primarily from net operating losses. Net cash used in operating activities for fiscal 2004 was primarily attributable to net loss from operations of $6.7 million, a decrease of $2.8 million in accrued expenses and other liabilities, an increase of $2.7 million in trade receivables and a gain on asset sales and asset impairments, net of $0.8 million, all of which were partially offset by non-cash depreciation and amortization of $4.0 million, and increases in accounts payable, deferred revenue, provision for bad debt and compensation-related expenses of $1.6 million, $0.8 million, $0.5 million and $0.1 million, respectively.

Net cash used in operating activities for fiscal 2003 was primarily attributable to net loss from operations of $28.3 million, and decreases in accounts payable of $3.6 million which were partially offset by non-cash depreciation and amortization of $4.8 million, decreases in trade receivables of $4.5 million, decreases in inventory of $5.6 million and increases in accrued expenses and other liabilities of $2.9 million relating primarily to restructuring. For fiscal 2002, net cash used in operating activities was primarily attributable to net loss from operations of $64.3 million, decreases in accounts payable of $4.3 million, decreases in accrued expenses and other liabilities of $10.7 million associated with our restructuring activities offset by non-cash depreciation and amortization of $12.8 million and losses on asset sales and asset impairments, net of $16.7 million, as well as decreases in inventory of $7.0 million, decreases in trade receivables of $2.6 million and increases in deferred revenue of $0.7 million.

Investing Activities. For fiscal 2004, net cash used in investing activities consisted primarily of the purchase of property and equipment of $0.7 million and an increase of $0.3 million in restricted cash associated with security deposits partially offset by proceeds from the sale of property and equipment and impaired assets of $0.8 million.  We received these proceeds when we provided an asset license agreement and also sold certain assets to an independent third party.  For fiscal 2003, our investing activities consisted of purchases in capital equipment of $1.0 million and the acquisition of the assets of GBase Communications of $3.0 million, offset by the sale of short-term investments, net of $2.8 million. For fiscal 2002, the primary source of cash in investing activities was the sale of short-term investments, net of $16.9 million which was slightly offset by purchases of property and equipment of $2.2 million. We expect that capital expenditures will remain nominal due to our continued cost-cutting efforts and conservation of cash resources.

Financing Activities. During fiscal 2004, net cash provided by financing activities consisted of $5.3 million we raised through the private placement of 1,350,000 common shares with Empire Capital and its affiliates. In addition, we obtained $2.6 million in net advances under our revolving domestic lines of credit. These were slightly offset by principal payments of $2.0 million to pay down outstanding capital leases, the credit facility of our European subsidiary and other liabilities. During fiscal 2003, we raised $3.0 million through the sale of common shares to UTStarcom, Inc. and obtained advances on a $1.0 million revolving line of credit with Silicon Valley Bank.  During fiscal 2002, we raised $2.5 million from the sale of shares directly and pursuant to the exercise of warrants, options and our Employee Stock Purchase Plan.

Commitments. We lease all of our facilities under operating leases that expire on various dates through 2006. As of June 30, 2004, we had $2.6 million in future operating lease commitments. In May 2003, we relocated our principal administrative, manufacturing and engineering facilities from our former facility in Menlo Park, California to our main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control. The three-year lease commenced in May 2003. In September 2003, we renegotiated our remaining obligations under the lease agreement for our prior principal facility and agreed to make monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million. In April 2004, we vacated our San Diego facility and relocated our operations team to our Mountain View facility and are obligated to average monthly payments of $17.6 thousand for the remaining 23 months of this lease through May 2006. In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements. Our significant cash commitments for the next few years are summarized below:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

Operating lease commitments	$2,614	$1,863	$751	$—	$—
Capital lease commitments	316	316	—	—	—
Qualcomm license scheduled payments	978	978	—	—	—
Purchase commitments	2,026	2,026	—	—	—
Short-term borrowings	3,588	3,588	—	—	—
Income taxes payable	172	172	—	—	—
Other long-term liabilities	1,000	—	—	—	1,000
Total	$10,694	$8,943	$751	$—	$1,000

In January and March 2001, we entered into two equipment financing agreements for a then aggregate total of $2 million. The financing equipment loans range from three to four years. The interest on each loan is fixed at the time of the draw down with the interest rates ranging from 9.8% to 10.3%. Interwave’s obligations under these loans are collateralized by the assets financed. We had $0.3 million and $0.9 million outstanding as of June 30, 2004 and 2003, respectively, under these loans. We intend to repay approximately $0.3 million of the outstanding balance as of June 30, 2004 within the next twelve months.

In addition, we had a credit facility with Royal Bank of Scotland for one of our European subsidiaries. The $1.5 million facility carried an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. Collateral is based on specific receivables and certain assets of this European subsidiary. As of June 30, 2004 and 2003, the outstanding balances were $30 thousand and $0.2 million, respectively. In July 2004, all borrowings under the facility were repaid. This credit facility expired in September, 2004.

In June 2003, we obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable. In September 2003, the availability under the line of credit was increased to $2.5 million. In June 2004, the agreement was amended to provide for an automatic one-year renewal unless terminated by written notice of either party and the nominal interest rate was reduced to 0.85% monthly on gross accounts receivable outstanding. The line of credit is available through June 30, 2005. As of June 30, 2004 and 2003, $2.1 million and $1.0 million, respectively, was outstanding on the line of credit. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable.

In June 2004, the Company obtained a revolving line of credit of up to $1.5 million from Partners for Growth, or PFG, at a monthly interest rate of 1.5% which was not to exceed the lower of the dollar credit limit or an amount equal to the sum of 80% of our eligible current domestic and foreign accounts receivable, 100% of our eligible supported letters of credit, 75% of our eligible purchase orders and 50% of the Company’s eligible inventory, respectively. The line of credit is available through June 3, 2005. As of June 30, 2004, $1.5 million was outstanding on the line of credit. In September 2004, an additional $2.0 million was made available by PFG to us with principal to be repaid equal to borrowings in excess of $575 thousand from Silicon Valley Bank through September 30, 2004 and repaid in full by October 31, 2004. In September 2004, the Company borrowed the additional $2.0 million available under the line of credit.

The agreements with Silicon Valley Bank and PFG pledge substantially all of our assets including our intellectual property in favor of the lenders.

Concurrent with the signing of an agreement to amalgamate with a wholly-owned subsidiary of Alvarion in late July 2004, Alvarion provided a $3 million loan facility and lent the full amount available under the loan facility to us. Borrowings under the loan facility bear interest at 6% per annum and will be collateralized by a third priority security interest subordinate to our currently outstanding debt to financial institutions. Upon completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be cancelled. In the event that the amalgamation is not completed, or in the event that the amalgamation agreement is terminated prior to completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be due and payable on the earlier of the lapse of six months following the grant of the first loan by Alvarion to us under the loan facility or 30 days following completion of any other acquisition transaction with us.

Summary of Liquidity. We cannot assure you that our existing cash and cash equivalents plus short-term investments will be sufficient to meet our liquidity requirements. We have had recurring net losses, including net losses of $6.7 million, $28.3 million and $64.3 million for the years ended June 30, 2004, 2003 and 2002, respectively, and we have used cash in operations of $5.6 million, $12.9 million and $28.8 million for the years ended June 30, 2004, 2003 and 2002, respectively. We are currently executing plans with the intent of increasing revenues and margins and reducing spending.  However, on September 30, 2004, Interwave held its scheduled special meeting of shareholders and approved the agreement and plan of amalgamation pursuant to which interWAVE was to be acquired by Alvarion Ltd.  Alvarion announced on September 30, 2004, that it had determined that Interwave had experienced a material adverse effect with respect to its business and has advised Interwave that Alvarion would not complete the amalgamation on the terms set forth in the amalgamation agreement.  On October 1, 2004, Interwave advised Alvarion in writing that Interwave believes there is no material adverse effect or any other basis, legal or otherwise, for Alvarion to not comply with its obligations under the agreement.  Interwave further advised Alvarion that Interwave remained prepared to consummate the amalgamation according to the terms of the agreement and viewed Alvarion’s refusal to go forward with the amalgamation according to these terms as a material breach of the agreement.  On October 4, 2004, Interwave filed a complaint against Alvarion in the United States District Court for the Southern District of New York. The outcome of this dispute is presently unknown, and the accompanying consolidated financial statements do not include the effect, if any, upon the Interwave’s results of operations, financial condition, and cash flows. We are currently seeking additional financing, through issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings.  If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior or otherwise superior to that of our common shares, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to successfully execute such plans, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations.

RISK FACTORS

Our proposed transaction with Alvarion Ltd. may adversely affect our results of operations whether or not the amalgamation is completed, and the amalgamation may not be completed on a timely basis or at all.

On July 27, 2004, we and Alvarion Ltd. announced that the two companies have entered into a definitive agreement for Alvarion to acquire us for $5.75 per share, subject to, among other conditions, regulatory approval and our shareholders’ affirmative vote. The details of this transaction are discussed in our Form 8-K filed with the SEC on July 28, 2004.

In response to our proposed transaction with Alvarion, our customers may defer purchasing decisions or elect to switch to other suppliers due to uncertainty about the direction of our product offerings following the amalgamation and our willingness to support and service existing products.  Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market value of our common shares will continue to vary prior to completion of the proposed transaction due to changes in our business, operations, or prospects, market assessments of the amalgamation, regulatory considerations, market and economic considerations, or other factors. However, there will be no adjustment to the consideration to be received by our shareholders in connection with the amalgamation.

Alvarion announced on September 30, 2004 that it had determined that Interwave had experienced a material adverse effect with respect to its business and has advised Interwave that Alvarion would not complete the amalgamation on the terms set forth in the amalgamation agreement.  In addition, on September 30, 2004, Interwave held its scheduled special meeting of shareholders and approved the agreement and plan of amalgamation pursuant to which interWAVE was to be acquired by Alvarion Ltd.  On October 1, 2004, Interwave advised Alvarion in writing that Interwave believes there is no material adverse effect or any other basis, legal or otherwise, for Alvarion to not comply with its obligations under the agreement.  Interwave further advised Alvarion that Interwave remained prepared to consummate the amalgamation according to the terms of the agreement and viewed Alvarion’s refusal to go forward with the amalgamation according to these terms as a material breach of the agreement.  On October 4, 2004, Interwave filed a complaint against Alvarion in the United States District Court for the Southern District of New York.  The Complaint alleges, among other things, that Alvarion breached the agreement and plan of amalgamation pursuant to which Interwave was to be acquired by Alvarion.  The complaint seeks specific performance of the amalgamation agreement and seeks compensatory and punitive damages in excess of $75 million. The outcome of this dispute is presently unknown, and the accompanying consolidated financial statements do not include the effect, if any, upon the Interwave's results of operations, financial condition, and cash flows.

If the amalgamation is not completed, the price of our common shares may decline to the extent that the current market price of our common shares reflects a market assumption that the amalgamation will be completed. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the amalgamation or there is customer and employee uncertainty surrounding the future direction of our product and service offerings and strategy on a stand-alone basis. We also will be required to pay significant costs incurred in connection with the amalgamation, including legal, accounting and financial advisory fees, whether or not the amalgamation is completed. Moreover, under specified circumstances, we may be required to pay Alvarion a termination fee of approximately $2.6 million in connection with the termination of the amalgamation agreement.

We may require additional financing to fund our operations for the remainder of fiscal 2005 and beyond and this financing may not be available.

We may require additional capital to fund our operations during the remainder of fiscal 2005 and beyond. We have had recurring net losses in the past three fiscal years and the fiscal year ended June 30, 2004. Our management is currently attempting to execute plans intended to increase revenues and margins, and to reduce spending.

If our proposed amalgamation with Alvarion is not completed, we may seek to raise additional financing through the issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings.

If additional funds are raised through the issuance of preferred equity or debt securities or secured borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of our common shares, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. See “Use of Proceeds” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-K for more information on our capital requirements and requirements for liquidity.

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

As of June 30, 2004, we had an accumulated deficit of $333.6 million. We incurred a net loss of approximately $6.7 million for the fiscal year ended June 30, 2004. We may continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future. To achieve and sustain profitability and positive cash flow, we will need to generate substantially higher revenues. Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

Due to these factors, as well as other factors described in this “Risk Factors” section, we may be unable to achieve or maintain profitability. If we are unable to achieve or maintain profitability, or if we are unable to achieve cash-flow breakeven, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

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

The sales cycle for our network systems may last from nine months to one year or more and the purchasing process for many customers is complex. Customers often require assistance in network planning, equipment specification, business plan preparation and financing presentations. Customers also may require a number of approvals, including the approval of licensing authorities, a technical team, a management group and a board of directors, as well as the approval of financing for the purchase. In addition, prior to submitting an order, some customers for our complete network systems require public hearings and a public decision approval process. The timing and outcome of our customers’ purchasing and financing processes may be difficult to determine and may affect our ability to forecast sales. If we fail to close the sale for one or more complete network systems in any fiscal quarter, or if a customer fails to obtain the required approvals or fails to obtain financing, then our revenues and operating results would be adversely affected.

Our stock price has been volatile since our initial public offering, which may make it more difficult for you to resell shares at prices you find attractive.

Our stock price could fluctuate due to the following factors, among others:

•                                          failure to complete the proposed amalgamation transaction with Alvarion;

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

On March 8, 2004, Nasdaq notified us that we did not meet the requirements of Marketplace Rule 4310(c)(14) because our Form 10-Q/A for the quarter ended December 31, 2003, was filed with the SEC on February 17, 2004 prior to having our independent auditors complete their review of such quarterly report. As a result, our trading symbol on the Nasdaq National Market was changed from “IWAV” to “IWAVE” on March 10, 2004. Our independent auditors have since completed their review of such quarterly report and on April 13, 2004, Nasdaq notified us that we had regained compliance with Marketplace Rule 4310(c)(14). On April 14, 2004, our trading symbol no longer carried the “E” designation and reverted back to “IWAV.”

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

If we are forced to transfer the listing of our common shares to the Nasdaq SmallCap Market, it could seriously limit the liquidity of our common shares and impair our potential to raise future capital through the sale of our common shares, which could have a material adverse effect on our business. The transfer of our listing to the Nasdaq SmallCap Market could also reduce the ability of holders of our common shares to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common shares. The transfer could also adversely affect our relationships with vendors and customers.

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

As a result of acquisitions and international expansion, many of our 160 worldwide employees are based outside of our Mountain View facility. If we are unable to effectively manage our geographically dispersed group of employees, our business will be adversely affected.

As part of our business strategy, we have completed several acquisitions. During fiscal year 2003, we acquired substantially all of the assets of GBase Communications. Acquisition transactions are accompanied by a number of difficulties, including:

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

A small number of customers account for a significant portion of our revenues. Net revenues from significant customers as a percentage of our total revenues are as follows:

	Years Ended June 30,
	2004	2003	2002
Revenues
Commercial Facilitators, Ltd	22%	—	—
Hutchison Telecommunications Group(1)	1%	9%	7%
Eastern Communications Co., Ltd.(1)	—	4%	25%

(1) Denotes related party

Seven customers accounted for approximately 51% of our net revenues during fiscal 2004.

We expect that the majority of our revenues will continue to depend on sales to a small number of customers.  If any key customers experience a downturn in their business or shift their purchases to our competitors, our revenues and operating results would decline.

We depend primarily on two contract manufacturers to manufacture most of our products, and we may use only two contract manufacturers in the future.

We depend primarily on two contract manufacturers to manufacture most of our GSM and CDMA2000 products. We do not have long-term supply contracts with our contract manufacturers, and these manufacturers are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. None of our products are manufactured by more than one supplier and this may not change for the foreseeable future.

There are risks associated with our dependence on two contract manufacturers, including the contract manufacturers’ control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If we are unable to obtain our products from these manufacturers on schedule, revenues from the sale of products may be delayed or lost, and our reputation, relationship with customers and our business could be harmed. In addition, in the event that the contract manufacturers must be replaced, the disruption to our business and the expense associated with obtaining and qualifying new contract manufacturers could be substantial. If problems with our contract manufacturers cause us to miss customer delivery schedules or result in unforeseen product quality problems, we may lose customers. As a result, our revenues and our future growth prospects would likely decline.

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

We may experience difficulties in the introduction of new or enhanced products, such as CDMA2000 or other 3G products, that could result in significant, unexpected expenses or delays in the launch of new or enhanced products.

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

Our current products are designed to utilize only GSM, an international standard for voice and data communications. There are other competing standards including CDMA, and TDMA. We offer CDMA2000 products, beginning with 1XRTT products. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, or in the event that CDMA2000 products are not widely adopted, our market opportunity could be significantly limited, which would seriously harm our business.

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

We have experienced significant changes in our senior management during the past two years, including the appointment of our President and Chief Executive Officer Erwin Leichtle in July 2003. Prior to Mr. Leichtle’s joining Interwave, William E. Gibson, a member of Interwave’s Board of Directors, served as the Chairman of an Executive Committee consisting of our senior management, which managed the duties previously undertaken by the Chief Executive Officer of Interwave following the resignation of our former Chief Executive Officer. These changes may have been disruptive to our business.

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

We cannot assure you that the protection offered by our U.S. patents will be sufficient or that any of our pending U.S. or foreign patent applications will result in the issuance of patents. In addition, competitors in the United States and other countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent or interfere with our ability to make and sell our products in the United States or abroad. We have 32 issued and 8 pending U.S. patents. We have filed many of these patents internationally. We have a total of 43 issued and 19 patents pending worldwide. Unauthorized parties may attempt to design around our patents, copy or otherwise obtain and use our products. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our proprietary rights could harm our competitive position and therefore cause our revenues and operating results to decline.

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

As of June 30, 2004, our executive officers, directors and 5% or greater shareholders and their affiliates owned approximately 4.4 million of our outstanding common shares or approximately 49.5% of our outstanding common shares. Acting together, these shareholders may be able to control all matters requiring approval by shareholders, including the election of directors.

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

Our Shareholder Rights Plan contains provisions which might cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors.  In connection with our definitive agreement to be acquired by Alvarion, our Board of Directors amended the Shareholder Rights Plan so that our acquisition by Alvarion would not trigger the Shareholder Rights Plan.

Our Bye-Laws restrict shareholders from bringing legal action against our officers and directors and indemnify our officers and directors.

Our Bye-Laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors.  The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud, dishonesty or breach of fiduciary duty on the part of the officer or director, and any claim arising under United States federal securities laws.  This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud, dishonesty or breach of fiduciary duty or a claim arising under United States federal securities laws.

In addition, our Bye-Laws provide for a broad indemnification of our officers or directors against all claims, damages and actions that they may incur or sustain in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty.

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

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. It may be difficult for investors to effect service of process on our directors or officers in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

Through June 30, 2004, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. Moreover, based on our overall currency rate exposures, a near-term 10% appreciation or depreciation of the values of the relevant foreign currencies from the values as of June 30, 2004 would have a $1.0 million impact on the balance sheet, but would have no material impact on our results of operations and cash flows over the next twelve months.

Interest Rates

We have invested our cash in financial instruments, including commercial paper, and repurchase agreements, and in money market funds. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes.

Due to the short-term nature of our investments, a hypothetical 10% change in interest rates from those as of June 30, 2004 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

Item 8. Financial statements and Supplementary Data

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Interwave Communications International Ltd.:

We have audited the accompanying consolidated balance sheet of Interwave Communications International Ltd. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interwave Communications International Ltd. and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BURR, PILGER & MAYER LLP

Palo Alto, California
August 13, 2004, except as to
Note 19, which is as of October 4, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Interwave Communications International Ltd.:

We have audited the accompanying consolidated balance sheets of Interwave Communications International, Ltd. and subsidiaries (the “Company”) as of June 30, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended June 30, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a)(2) for each of the years in the two-year period ended June 30, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interwave Communications International, Ltd. and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended June 30, 2003, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2002.

/s/ KPMG LLP

Mountain View, California
September 25, 2003

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,350	$4,371
Restricted cash, short term portion	382	107
Trade receivables, net of allowance of $968 and $2,403 at June 30, 2004 and 2003, respectively	8,210	5,959
Trade receivables from related parties	593	625
Inventories, net	7,989	8,058
Prepaid expenses and other current assets	2,634	2,421
Total current assets	25,158	21,541
Restricted cash, long term portion	199	147
Property and equipment, net	2,747	4,321
Purchased technology, net	2,620	2,691
Patents and other intangibles, net	3,387	4,459
Other assets	113	118
Total assets	$34,224	$33,277
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$3,588	$1,000
Current portion of notes and capital leases payable	308	786
Accounts payable	6,933	5,324
Accrued expenses	3,283	5,692
Accrued compensation	2,034	2,193
Income taxes payable	172	417
Accrued restructuring	1,416	1,915
Deferred revenue	283	1,939
Deferred revenue from related parties	95	141
Advance customer deposits	4,093	1,567
Total current liabilities	22,205	20,974
Capital lease obligations, long-term portion	—	306
Other long-term liabilities	1,000	1,978
Total liabilities	23,205	23,258
Commitments and contingencies (Note 15)
Shareholders’ equity:
Convertible preferred shares, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and 2003	—	—
Common shares, $0.01 par value; 20,000,000 shares authorized; 9,164,605 and 6,755,177 shares issued and outstanding at June 30, 2004 and 2003, respectively	91	67
Additional paid-in capital	344,863	338,225
Receivables from shareholders	(185)	(456)
Accumulated other comprehensive loss	(116)	(906)
Accumulated deficit	(333,634)	(326,911)
Total shareholders’ equity	11,019	10,019
Total liabilities and shareholders’ equity	$34,224	$33,277

See accompanying notes to consolidated financial statements.

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2004	2003	2002

Product revenues	$41,087	$26,997	$39,340
Service revenues	3,380	2,963	3,615
Total revenues (inclusive of related party revenues of $1,326, $4,102, and $13,778 for 2004, 2003 and 2002, respectively)	44,467	29,960	42,955
Product cost of revenues	16,775	16,202	32,666
Service cost of revenues	4,557	4,529	5,540
Amortization of intangible assets	1,922	1,685	6,085
Total cost of revenues	23,254	22,416	44,291
Gross profit (loss)	21,213	7,544	(1,336)
Operating expenses:
Research and development	9,613	12,937	19,793
Selling, general and administrative	18,221	19,017	29,163
Amortization of deferred stock compensation*	—	194	(227)
Losses (gains) on asset sales and asset impairments, net	(809)	(144)	16,657
Restructuring charges (credit)	776	3,485	(1,986)
Total operating expenses	27,801	35,489	63,400
Loss from operations	(6,588)	(27,945)	(64,736)
Interest income	24	167	1,373
Interest expense	(149)	(166)	(317)
Other expense, net	(149)	(53)	(436)
Loss before income taxes	(6,862)	(27,997)	(64,116)
Income tax benefit (expense)	139	(267)	(209)
Net loss	$(6,723)	$(28,264)	$(64,325)

Basic and diluted net loss per share	$(0.85)	$(4.34)	$(11.52)

Shares used in computing basic and diluted net loss per share	7,892	6,508	5,583

* Amortization of deferred stock compensation can be classified as follows:
Cost of revenues	$—	$39	$102
Research and development	—	177	595
Selling, general and administrative	—	(22)	(924)
Total	$—	$194	$(227)

See accompanying notes to consolidated financial statements.

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss (In thousands, except share data)

Fiscal Years ended June 30, 2002, 2003 and 2004

	Convertible Preferred Shares		Common Shares		Additional Paid-In Capital	Receivables From Shareholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balances as of June 30, 2001	—	$—	5,552,870	$56	$329,656	$(444)	$(2,305)	$570	(234,322)	$93,211
Issuance of common shares	—	—	222,977	2	1,956	—	—	—	—	1,958
Repurchase of common shares	—	—	(46,900)	—	(481)	—	—	—	—	(481)
Exercise of stock options	—	—	26,976	—	209	—	—	—	—	209
Issuance of common shares for Employee Stock Purchase Plan	—	—	45,884	—	370	—	—	—	—	370
Exercise of warrants	—	—	10,128	—	12	—	—	—	—	12
Interest earned on shareholder receivable	—	—	—	—	—	(11)	—	—	—	(11)
Stock-based compensation to non-employees	—	—	—	—	208	—	—	—	—	208
Repurchase of stock warrants	—	—	—	—	(126)	—	—	—	—	(126)
Issuance of stock warrants for services	—	—	—	—	107	—	—	—	—	107
Amortization of deferred stock compensation	—	—	—	—	—	—	1,029	—	—	1,029
Recapture of compensation expense for option cancellations in excess of straight line	—	—	—	—	(1,256)	—	—	—	—	(1,256)
Reversal of deferred stock compensation upon termination	—	—	—	—	(978)	—	978	—	—	—
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(64,325)	(64,325)	$(64,325)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(445)	—	(445)	(445)
Accumulated unrealized (loss) on investments	—	—	—	—	—	—	—	(313)	—	(313)	(313)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(65,083)

Balances as of June 30, 2002	—	$—	5,811,935	$58	$329,677	$(455)	$(298)	$(188)	$(298,647)	$30,147

Continued

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss (In thousands, except share data)

Fiscal Years ended June 30, 2002, 2003 and 2004

	Convertible Preferred Shares		Common Shares		Additional Paid-In Capital	Receivables From Shareholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Issuance of common shares and warrants to UT Starcom	—	$—	583,657	$6	$3,314	—	—	—	—	$3,320
Issuance of common shares for acquisition of Gbase Corp.	—	—	316,847	3	5,299	—	—	—	—	5,302
Exercise of stock options	—	—	1,066	—	8	—	—	—	—	8
Issuance of common shares for Employee Stock Purchase Plan	—	—	41,672	—	66	—	—	—	—	66
Shareholder payment received	—	—	—	—	—	11	—	—	—	11
Interest earned on shareholder receivable	—	—	—	—	—	(12)	—	—	—	(12)
Other, net	—	—	—	—	(35)	—	—	1	—	(34)
Amortization of deferred stock compensation	—	—	—	—	—	—	194	—	—	194
Reversal of deferred stock compensation upon termination	—	—	—	—	(104)	—	104	—	—	—
Comprehensive Loss
Net loss	—	—	—	—	—	—	—	—	(28,264)	(28,264)	$(28,264)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(681)	—	(681)	(681)
Realized gain on investments	—	—	—	—	—	—	—	(38)	—	(38)	(38)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(28,983)

Balances as of June 30, 2003	—	$—	6,755,177	$67	$338,225	$(456)	$—	$(906)	$(326,911)	$10,019

Continued

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss (In thousands, except share data)

Fiscal Years ended June 30, 2002, 2003 and 2004

	Convertible Preferred Shares		Common Shares		Additional Paid-In Capital	Receivables From Shareholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount

Issuance of common shares to Empire Capital, net of issuance costs of $14	—	—	1,350,000	$14	$5,304	—	—	—	—	$5,318
Issuance of common shares to related parties	—	—	37,563	1	95	—	—	—	—	96
Exercise of stock options	—	—	19,674	—	49	—	—	—	—	49
Issuance of common shares for Employee Stock Purchase Plan	—	—	52,927	1	118	—	—	—	—	119
Interest earned on shareholder receivable	—	—	—	—	—	(13)	—	—	—	(13)
Write-off of uncollectible amount receivable from shareholder	—	—	—	—	(284)	284	—	—	—	—
Issuance of common shares for GBase acquisition contingent consideration	—	—	949,000	8	677	—	—	—	—	685
Other, net	—	—	264	—	(24)	—	—	—	—	(24)
Issuance of common shares to employees upon completion of GBase acquisition specified milestones	—	—	—	—	414	—	—	—	—	414
Issuance of warrants	—	—	—	—	272	—	—	—	—	272
Issuance of compensatory stock options	—	—	—	—	17	—	—	—	—	17
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(6,723)	(6,723)	$(6,723)
Foreign currency translation adjustment	—	—	—	—	—	—	—	790	—	790	790

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(5,933)

Balances as of June 30, 2004	—	$—	9,164,605	$91	$344,863	$(185)	$—	$(116)	$(333,634)	$11,019

See accompanying notes to consolidated financial statements.

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended June 30,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(6,723)	$(28,264)	$(64,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,019	4,772	12,758
Amortization of deferred stock compensation	—	194	(227)
Losses (gains) on asset sales and asset impairments, net	(809)	(144)	16,657
Stock compensation expense	113	(35)	—
Compensation expense related to contingent consideration	134	—	—
Inventory valuation and purchase commitment charges	—	—	7,937
Non-cash restructuring charges	—	283	(1,248)
Loss on disposition of property and equipment and retirements	144	—	1,243
Provision for bad debt	484	(1,038)	2,125
Interest accrued on shareholders’ receivable	(13)	(12)	(11)
Warrants issued	—	320	107
Value of consulting/engineering services received in exchange for shares	—	—	208
Changes in operating assets and liabilities:
Trade receivables	(2,703)	4,488	2,616
Inventories	69	5,607	7,004
Prepaid expenses and other assets	59	1,088	579
Accounts payable	1,609	(3,623)	(4,260)
Accrued expenses and other liabilities	(2,765)	2,915	(10,679)
Deferred revenue and other	829	533	705

Net cash provided by (used in) operating activities	(5,553)	(12,916)	(28,811)
Cash flows from investing activities:
Sale of short-term investments, net	—	2,811	16,850
Proceeds from sale of property and equipment and impaired assets	809	100	—
Purchases of property and equipment	(666)	(984)	(2,207)
Purchase of licensed technologies, trademarks and patents	(95)	(3,021)	(624)
Acquisition, net of cash acquired	—	2,000	—
Decrease (increase) in restricted cash	(327)	1,860	(625)

Net cash provided by (used) in investing activities	(279)	2,766	13,394
Cash flows from financing activities:
Proceeds from issuances of common shares and/or warrants	5,318	3,000	1,958
Proceeds from short-term borrowings	2,588	1,200	—
Principal payments on notes payable and other liabilities	(2,029)	(486)	(651)
Proceeds from exercise of warrants, options and ESPPs	144	74	591
Repurchase of common shares	—	—	(481)
Advance to (payment from) shareholder and other	—	11	(126)

Net cash provided by financing activities	6,021	3,799	1,291
Effect of exchange rate changes on cash and cash equivalents	790	(681)	(445)

Net increase (decrease) in cash and cash equivalents	979	(7,032)	(14,571)
Cash and cash equivalents at beginning of year	4,371	11,403	25,974

Cash and cash equivalents at end of year	$5,350	$4,371	$11,403

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$149	$164	$317
Cash paid during year for taxes	$175	$132	$221
Common shares issued and stock options and warrants assumed for acquisitions	$414	$5,302	$—

Supplemental disclosures of non-cash transactions:
Issuance of common shares for the GBase acquisition related to contingent consideration	$685	$—	$—
Cancellation of note receivable from a shareholder	$284	$—	$—
Fair value of the warrants issued in connection with the Partners For Growth line of credit included in prepaid expenses and other current assets	$272	$—	$—

See accompanying notes to consolidated financial statements.

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal Years ended June 30, 2004, 2003 and 2002

(1) The Company and Summary of Significant Accounting Policies

(a) Description of Business

Interwave Communications International Ltd. (the “Company”) develops, manufactures and markets compact mobile wireless network solutions for GSM and CDMA2000 wireless communications and cellular products on a global basis. The Company’s products are primarily marketed to communication equipment providers, wireless service providers and systems integrators.

(b) Basis of Accounting and Consolidation

The consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

All common share numbers disclosed in this Form 10-K have been retroactively adjusted to account for the 1-for-10 reverse stock split which took effect on April 30, 2003.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses, including net losses of $6.7 million, $28.3 million and $64.3 million for the years ended June 30, 2004, 2003 and 2002, respectively, and the Company also had net cash used in operations of $5.6 million, $12.9 million, and $28.8 million for the years ended June 30, 2004, 2003 and 2002, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our management is currently attempting to execute plans intended to increase revenues and margins, and to reduce spending. We may seek to raise additional financing through the issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings. If additional funds are raised through the issuance of preferred equity or debt securities or secured borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of our common shares, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations.

(c) Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net loss, total assets or shareholders’ equity.

(d) Currency Translation

For operations outside of the United States for which the local currency is the functional currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Adjustments arising from translation of non-U.S. currency denominated assets and liabilities for these operations are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

For non-U.S. operations with the U.S. dollar as the functional currency, non-U.S. currency denominated assets and liabilities are converted into U.S. dollars using historical rates and any measurement gains and losses are included in the consolidated results of operations and, to date, have not been significant.

(e) Cash and Cash Equivalents, Restricted Cash and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of more than three months and less than one year are classified as short-term investments. All short-term investments are classified as “available-for-sale.”

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. Available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income.

The Company has $0.6 million of outstanding letters relating to two operating leases and the Company sold a product to a customer whereby the contract states a right of return and the amount refundable to the customer.  The letters of credit are collateralized by certificate of deposit accounts of $0.6 million, which is recorded as restricted cash on the consolidated balance sheets.

(f) Accounts Receivable/Allowance for Doubtful Accounts

Accounts receivable are stated at net realizable value. Uncollectible receivables are recorded as bad debt expense when all efforts to collect them have been exhausted and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date or after special terms were given.

(g) Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and trade receivables. Cash and cash equivalents are deposited in demand and money market accounts in two financial institutions in the United States. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on trade receivables. These evaluations require significant judgment and are based on a variety of factors including current economic trends, historical payment and bad debt write-off experience. The Company maintains an allowance for potential credit losses resulting from the inability or unwillingness of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. The Company records bad debt expenses as selling, general and administrative expenses. Accounts receivable deemed uncollectible are written off at the time of that determination.

The following table summarizes information relating to the Company’s significant customers with balances greater than 10% of trade receivables as of:

	June 30,
	2004	2003
Trade Receivables
Widespread Trading International	*	25%
Safaricom Ltd	14%		*
Outremer	14%		*

The following table summarizes information relating to the Company’s significant customers with revenues comprising greater than 10% of revenue:

	Years Ended June 30,
	2004		2003		2002
Revenues
Commercial Facilitators Limited	22%			*		*
Hutchison Telecommunications Group(1)(2)		*		*	25%

(1)                                  Hutchison Telecommunications Group includes Hutchison Telecommunications (Hong Kong), HutchMax, Lanka Cellular Systems and Comunicaciones Personales, S.A.

(2)                                  Denotes related party.

* Less than 10%.

Periodically, the Company makes loans to certain individuals. Interest income on any such loans or notes receivable is recorded in accordance with the stated terms of the loans or notes. In fiscal 2004, the Company recognized $13 thousand in interest income in its statement of operations for a note to a former officer. The principal balance of this note and all accrued interest thereon which totalled $185 thousand as of June 30, 2004 was paid in full in August 2004.

The Company currently relies on limited supply sources for key components used in the manufacture of its products. Additionally, the Company relies primarily on two third party manufacturers for the production of its products.

(h) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out method. Inventory costs include material, labor and overhead. The Company performs a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, quality issues, excess inventory, and obsolescence. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory at net realizable value.

(i) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization, and are calculated using the straight-line depreciation method over the estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized over the life of the underlying lease or the estimated useful life, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gain or loss is reflected in the statement of operations. Repairs and maintenance expenses are expensed as incurred.

(j) Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements” and No. 104 (“SAB 104”) “Revenue Recognition” and Emerging Issues Task Force, or EITF, Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for revenue arrangements with multiple deliverables. Accordingly, equipment revenue is recognized when all of the following have occurred: persuasive evidence of an arrangement exists, the product has been shipped, title and all of the benefits and risk of loss have passed to the customer, the Company has the right to invoice the customer, the fee is fixed or determinable, collection of the receivable is reasonably assured, and the Company has fulfilled all pre-sale contractual obligations to the customer. Revenue from extended warranty coverage and customer support is recognized ratably over the period of the service contract. Trial sales made directly to wireless service providers are not recognized as revenue until the trial is successfully completed. Trials conducted by communications service providers and systems integrators are normally shipped from their inventory and do not result in any incremental revenue to the Company. Although the Company’s products contain a software component, the software is not sold separately. The Company does not provide software upgrades to its customers, and the software is incidental to the product as a whole.

(k) Research and Development Costs

Costs to develop the Company’s products are expensed as incurred.

(l) Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred, which is included as part of selling, general and administrative expenses. Advertising and marketing expenses were $0.1 million, $0.2 million and $0.6 million in the fiscal years ended June 30, 2004, 2003 and 2002 respectively.

(m) Shipping and Handling Costs

The Company includes fees billed to customers and costs incurred relating to shipping and handling as a component of cost of sales as the amounts are considered insignificant.

(n) Impairment of Long-Lived Assets

The Company periodically reviews the value of long-lived assets and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.

(o) Income Taxes

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

(p) Net Loss Per Share

The denominator used in the computation of basic and diluted net loss per share is the weighted-average number of common shares outstanding for the respective period. For the years ended June 30, 2004, 2003 and 2002, 1.2 million, 2.1 million and 0.3 million potential common shares, respectively, were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the calculation because of their anti-dilutive effect. All stock options are anti-dilutive in the fiscal years ended June 30, 2004, 2003 and 2002, respectively, due to the net losses incurred in those years.

(q) Stock-Based Compensation and Warrants for Goods and Services

The Company accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), established a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method under SFAS No. 123.

Under SFAS No. 123, the Company is required to disclose the pro forma effects on net loss and net loss per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistently with the fair value approach described in SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share for the years ended June 30, 2004, 2003 and 2002 would have been changed as indicated below (in thousands, except per share amounts):

	June 30,
	2004	2003	2002

Net loss as reported	$(6,723)	$(28,264)	$(64,325)
Add: Stock-based employee compensation expense included in the reported loss, net of related tax effects	17	194	(227)
Less: Stock-based employee compensation expense using the fair value based method, net of related tax effects	(1,148)	(1,368)	(4,399)
Pro forma net loss	$(7,854)	$(29,438)	$(68,951)

Net loss per share:
As reported	$(0.85)	$(4.34)	$(11.52)

Pro forma	$(1.00)	$(4.52)	$(12.35)

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Weighted average risk-free rate	3.0%	1.4%	3.5%
Expected life (years)	3.3	3.2	4.3
Volatility	192%	209%	286%
Dividend yield	—	—	—

During fiscal 2004, 2003 and 2002, the Company granted options with a weighted-average fair value of approximately $3.21, $2.62 and $9.20.

Assumptions related to the Employee Stock Purchase Plan are not presented as the related compensation expense amounts are insignificant.

Warrants issued for goods or services are valued at the fair value of the equity instrument using the Black-Scholes model or the goods or services received, whichever is more readily determinable.

(r) Use of Estimates

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

(s) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net loss, but rather are recorded directly in shareholders’ equity. For the year ended June 30, 2004, other comprehensive income (loss) only reflected cumulative translation adjustments. The components of other comprehensive income (loss) for the years ended June 30, 2003 and 2002 include cumulative translation adjustments and unrealized gains and losses on short-term investments.

(t) Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, trade receivables, accounts payable and accrued expenses, and other current liabilities approximate fair value due to the short maturity of those instruments. The carrying value of the notes payable and short-term borrowings approximate fair value based upon the borrowing rates currently available to the Company for loans with similar terms.

(u) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R, which was issued in December 2003, replaces FIN 46. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities — there is no grand-fathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003, no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special purpose entities and no later than the first reporting period that ends after March 15, 2004 for all other entities. The Company had no variable interest entities as of June 30, 2004.

In April 2004, the EITF issued Statement No. 03-06 (“EITF 03-06”), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common shares that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common shares. The issue also provides further guidance in applying the two-class method of calculating earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company’s consolidated financial statements.

(2) Cash and Cash Equivalents

(a) Cash and cash equivalents consisted of the following (in thousands):

	June 30,
	2004	2003
Cash	$5,350	$4,015
Money market funds	—	356
	$5,350	$4,371

(b) Restricted cash:

The Company maintains stand-by letters of credit in the amount of $0.6 million as collateral on the leased facility in Mountain View and customer guarantees, which are restricted for use. As of June 30, 2004, $0.4 million and $0.2 million are classified as short-term and long term, respectively, on the accompanying consolidated balance sheets.

(3) Inventories, net

Inventories consisted of the following (in thousands):

	June 30,
	2004	2003
Work in process	$5,460	$4,634
Finished goods	1,332	1,423
Inventory held at subcontractors	1,197	2,001
	$7,989	$8,058

(4) Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2004	2003
Machinery and equipment	$12,597	$12,042
Computer equipment	4,970	5,530
Furniture and fixtures	390	412
Leasehold improvements	205	182
	18,162	18,166
Less accumulated depreciation and amortization	(15,415)	(13,845)
	$2,747	$4,321

Depreciation expense including property and equipment under capital leases was $2.1 million, $3.1 million and $5.3 million in the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Assets held under capital leases consisted of the following (in thousands):

	June 30,
	2004	2003

Machinery and equipment	$1,784	$1,784
Less accumulated amortization	(1,249)	(892)
	$535	$892

                Amortization expense for assets held under capital leases was $0.4 million, $0.4 million and $0.4 million in the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

(5) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,
	2004	2003
Accrued purchase commitments	$37	$697
Qualcomm license	978	1,289
Accrued acquisition contingent consideration	—	345
Accrued professional service expenses	801	590
Other	1,467	2,771
	$3,283	$5,692

(6) Acquisitions

There were no acquisition activities in fiscal 2004.

In September 2002, the Company completed the purchase of substantially all of the assets of GBase Communications, a developer of CDMA2000 base station systems and packet data servicing nodes for third generation markets under a license from Qualcomm, Inc. The purchase was accounted for as an acquisition of assets.

Under the asset purchase agreement, the Company acquired substantially all of GBase’s assets and assumed most of its liabilities for an initial purchase price of 0.32 million common shares of Interwave at $20 per share. An additional 0.02 million common shares were placed in escrow in fiscal 2003 pending the satisfaction of certain contingencies. Contingent consideration of 0.08 million common shares was placed in escrow and was subsequently released in fiscal 2004 as a result of the continued employment of key GBase personnel for periods of 12 and 18 months following the asset purchase.

In addition, if the average of the closing share price for our common shares during the last calendar quarter of 2003 were to fall below approximately $20 per share, the Company would be obligated to issue additional contingent consideration in common shares and cash, such that the total consideration at that time would equal $6.7 million. In fiscal 2004, the Company issued 0.9 million common shares to the GBase Liquidating Trust, the successor-in-interest to GBase, as additional contingent shares consideration and accrued $0.7 million as additional cash consideration, which the Company subsequently negotiated and settled payment by issuing common shares at fair market value equal to the cash consideration previously accrued. As of June 30, 2004, 1,265,847 common shares have been issued from September 2002 through June 2004 for a total consideration of $7.0 million.

The following table summarizes the consideration paid and allocation of purchase price for GBase (in thousands):

Acquisition costs	$288
Liabilities assumed	705
Common shares issued	5,988
$6,981

Other intangible assets	$123
Qualcomm licenses	1,403
Purchased technology	5,455
$6,981

The value of the contingent consideration of $0.3 million and $0.1 million were recognized ratably as stock compensation expense over the 12 and 18 months following the asset purchase, respectively. For the years ended June 30, 2004 and 2003, $0.1 million and $0.3 million related to this contingent consideration. This was recognized as compensation expense and classified as research and development expenses in the accompanying condensed consolidated statements of operations. Purchased technology is amortized over the estimated useful life of four years and classified as amortization of intangible assets, which is included in cost of revenue.

In October 2002, the Company entered into a licensing agreement with Telos Technology Ltd (“Telos”). Under the agreement, the Company granted a perpetual license to Telos to use certain technology acquired in the GBase acquisition for consideration of $2 million. The $2 million received was offset against the cost of GBase’s purchased technology. There were no acquisition activities in fiscal 2002.

(7) Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standard No. 141 (“SFAS No. 141”), “Business Combinations” and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” as of July 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method must meet to be recognized and reported apart from goodwill.  Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise.

Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over an estimated useful life of four years. Had the Company accounted for goodwill consistent with the provisions of SFAS No. 142 in prior periods, the Company’s net loss would have been affected as follows (in thousands, except per share amounts):

	Fiscal Years Ended
	2004	2003	2002

Net loss	$(6,723)	$(28,264)	$(64,325)
Add back: Goodwill amortization	—	—	2,326
Adjusted net loss	$(6,723)	$(28,264)	(61,999)
Basic and diluted loss per share:
Net loss	$(0.85)	$(4.34)	$(11.52)
Goodwill amortization	—	—	0.42
Adjusted net loss	$(0.85)	$(4.34)	$(11.10)

Weighted average common shares used in computing loss per share	7,892	6,508	5,583

As of June 30, 2004, intangible assets consisted of a Qualcomm CDMA2000 license and purchased technology acquired in our asset purchase of GBase Communications in September 2002. Cumulative consideration for the purchased technology of $7.0 million includes consideration related to contingencies that were determined and settled in fiscal 2004. The purchased technology is being amortized over four years through amortization of intangible assets. Additionally, in March 2003, the Company expanded its agreement with Qualcomm to include a worldwide CDMA infrastructure license. The expanded license grants the Company the right to develop, make and sell infrastructure equipment based on Qualcomm’s CDMAOne and CDMA2000 1X/1xEV-DO technology. Accordingly, the Company recorded an additional license value at $2.5 million. The Qualcomm license is amortized through amortization of intangible assets based on the greater of the straight-line amortization over five years or units sold basis.

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets by major asset class on the consolidated balance sheet as follows (in thousands):

	Fiscal Years Ended
	2004	2003
Patents and other intangible assets:

Gross carrying amount	$6,918	$6,918
Accumulated amortization	(3,531)	(2,459)
Net carrying amount	$3,387	$4,459

	Fiscal Years Ended
	2004	2003
Purchased technology:

Gross carrying amount	$6,194	$5,416
Accumulated amortization	(3,574)	(2,725)
Net carrying amount	$2,620	$2,691

Aggregate amortization expense is as follows (in thousands):

Year ending June 30,
2004	$1,922
2003	1,685
2002	6,085

Estimated future amortization expense is as follows (in thousands):

Year ending June 30,

2005	$2,149
2006	2,090
2007	$1,398
2008	355
2009	15
Total estimated future amortization expense	$6,007

(8) Impairment of Goodwill, Intangible Assets and Fixed Assets

As indicated in Note 1, the Company periodically reviews the value of long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. As part of the Company’s review of our year-end results, we performed an impairment analysis of identifiable intangible assets recorded in connection with previous long-lived assets. The assessments were performed in accordance with accounting guidance and due to the continuing softening of the global economy and the telecommunications industry in particular, the continuing operating losses, the absence of positive cash flows, previous continuing decline in our stock price, previous net assets exceeding our market capitalization, and the previous overall decline in industry growth rates which indicate that this trend may continue for an indefinite period. As a result of these reviews, we recorded approximately $19.6 million in asset impairment charges for the year ended June 30, 2002.

For fiscal 2004, the Company completed two transactions with an independent party, whereby it provided an asset license agreement and sold certain assets which had been previously charged off to impairment and recorded a gain on sale of $0.8 million. For fiscal 2003, the $83 thousand impairment charge was to write down the net book value of primarily computer equipment and leasehold improvements, which were no longer in use. Additionally, the Company recorded $0.2 million net gain from the sale of certain assets. For fiscal 2002, $16.7 million was to write off the net book value of goodwill and property and equipment from Interwave’s acquisition of Wireless, Inc., as well as an additional $2.9 million to write off Wireless, Inc.’s inventories, which was charged to cost of revenues.

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

The write-downs to estimated fair value were based upon the estimated future discounted cash flows from operations and estimated terminal values of the businesses.

(9) Restructuring

The Company’s restructuring accrual as of June 30, 2004 and 2003 is summarized as follows (in thousands):

Fiscal 2004	Restructuring Accrual as of June 30, 2003	Additions/ Reversals		Payments	Restructuring Accrual as of June 30, 2004
Future lease payments related to abandoned facilities	$1,765	$471		$(886)	$1,350
Workforce reduction	150	305		(389)	66
Total	$1,915	$776	*	$(1,275)	$1,416

*                                         Restructuring charges in the consolidated statement of operations for the fiscal year ended June 30, 2004 include this addition to the restructuring accrual.

During fiscal 2004, the Company reduced its workforce by an additional 16 employees worldwide and vacated certain facilities. As a result, the Company recorded restructuring expense related to severance payments and future lease commitments and recorded a charge of $0.8 million.

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

During fiscal 2003, the Company reduced its workforce by an additional 133 employees and closed certain facilities. As a result, the Company recorded restructuring expense related to severance payments and future lease commitments and recorded a charge of $3.5 million.

In September 2003, Interwave renegotiated all remaining obligations under its lease agreement for the Menlo Park, California facility in exchange for monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million. The discounted value of $1.8 million is included on the accompanying consolidated balance sheet in accrued restructuring expenses. The remaining workforce reduction accrual of $0.2 million was paid out by December 2003.

Fiscal 2002	Restructuring Accrual as of June 30, 2001	Additions/ Reversals		Payments	Restructuring Accrual as of June 30, 2002
Future lease payments related to abandoned facilities	$5,986	$(3,494)		$(1,745)	$747
Abandoned leasehold improvements	595	(595)		—	—
Workforce reduction	—	855		(820)	35
Total	$6,581	$(3,234	)**	$(2,565)	$782

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

During fiscal 2002, the Company reduced its workforce by 107 employees, and closed certain facilities. As a result, the Company recorded a restructuring expense related to severance payments and future lease commitments and recorded an additional charge of $0.9 million.

Also in fiscal 2002, the Company negotiated and signed a lease termination agreement, which reduced the Company’s operating lease commitment significantly over the next three years. The actual termination agreement differed from the estimate and resulted in a reduction of the lease loss accrual and accordingly the Company reversed $2.9 million as a restructuring credit in the accompanying consolidated statements of operations.

(10) Accrued Warranty and Related Costs

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of shipment to the end user. The Company provides currently for the estimated costs that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its warranty liability at least quarterly and adjusts the amounts as necessary based on actual experience and changes in future expectations. During fiscal year ended June 30, 2004, the Company reduced its overall reserve balance due to low warranty claims and cost history.

The following table reconciles changes in the Company’s accrued warranty which is included in accrued expenses and related costs for the years ended June 30, 2004, 2003 and 2002:

	Fiscal Years Ended
	2004	2003	2002
Beginning accrued warranty and related costs	$569	$644	$803
Cost of warranty claims	(58)	(75)	(159)
Adjustment to warranty reserve	(310)	—	—
Ending accrued warranty and related costs	$201	$569	$644

(11) Income Taxes

Income tax benefit (expense) for the fiscal years ended June 30, 2004, 2003 and 2002 consisted of the following (in thousands):

	Current	Deferred	Total

2004:
U.S. Federal	—	—	—
Foreign	$139	—	139
Total	$139	—	$139

2003:
U.S. Federal	$—	$—	$—
Foreign	(267)	—	(267)
Total	$(267)	$—	$(267)

2002:
U.S. Federal	$—	$—	$—
Foreign	(209)	—	(209)
Total	$(209)	$—	$(209)

The reconciliation between the amount computed by applying the U.S. Federal statutory tax rate of 34% to net loss before income taxes and the actual provision for income taxes follows (in thousands):

	June 30,
	2004	2003	2002

Income tax benefit at statutory rate	$(2,333)	$9,519	$21,800
Non-U.S. income taxed at rate other than the U.S. federal rate	(278)	51	112
Losses in a zero tax jurisdiction	3,302	(3,432)	(10,664)
Net losses and temporary differences for which no current benefit is recognized	(587)	(6,370)	(11,421)
Other	35	(35)	(36)
	$139	$(267)	$(209)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows (in thousands):

	June 30,
	2004	2003
Deferred tax assets:
Technology asset	$—	$240
Inventory reserve	3,391	5,546
Allowance for doubtful accounts	415	—
Accruals and reserves	1,653	2,936
Net operating loss carryforwards	71,019	67,203
Research and other tax credit carryforwards	10,541	10,975
Property and equipment	1,015	535
Total gross deferred tax assets	88,034	87,435
Less valuation allowance	(88,034)	(87,435)
Total deferred tax assets	$—	$—

The total valuation allowance as of June 30, 2004, 2003 and 2002 represented an increase of $0.6 million, $4.9 million and $40.8 million from the respective prior year balances.  Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance is required.

The Company has net operating loss carryforwards for federal and California income tax return purposes of approximately $195.6 million and $115.7 million, respectively. The U.S. federal net operating losses expire beginning in 2011 through 2025. California net operating loss carryforwards will expire beginning 2006 through 2016.

The Company also has research credit carryforwards for U.S. federal and California income tax return purposes of approximately $5.3 million and $4.4 million, respectively. The federal research credit carryforwards will expire beginning in 2011 through 2025. California research credits carry forward indefinitely until utilized. The Company has California manufacturer’s investment credit carryforwards of approximately $0.9 million, which expire in 2006 through 2013.

(12) Lines of Credit

The Company maintains a credit facility for a European subsidiary with Royal Bank of Scotland. The facility carries an interest rate of New York LIBOR +3% payable monthly, with quarterly repayment of principal over three years. Collateral is based on specific receivables and certain assets of the Company’s European subsidiary. As of June 30, 2004 and 2003, the outstanding balances were $30 thousand and $0.2 million, respectively. This credit facility expired in  September, 2004.

In June 2003, the Company obtained a revolving line of credit in the amount of $1.0 million from Silicon Valley Bank at an interest rate of 1.5% monthly on gross accounts receivable outstanding. In September 2003, the availability under the line of credit was increased to $2.5 million. In June 2004, the agreement was amended to provide for automatic one-year renewal unless terminated by written notice of either party and the nominal interest rate was reduced to 0.85% monthly on gross accounts receivable outstanding. The line of credit is available through June 30, 2005. As of June 30, 2004 and 2003, $2.1 million and $1.0 million, respectively, was outstanding on the line of credit. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable.

In June 2004, the Company obtained a revolving line of credit up to $1.5 million from Partners for Growth, or PFG, at a monthly interest rate of 1.5% and which was not to exceed the lower of the dollar credit limit or an amount equal to sum of 80% of the Company’s eligible current domestic and foreign accounts receivable, 100% of the Company’s eligible supported letters of credit, 75% of the Company’s eligible purchase orders and 50% of the Company’s eligible inventory, respectively. The line of credit was accompanied by warrants to purchase 57,000 common shares of the Company. The warrants have an exercise price of $3.60 per share.  The Company recorded $0.2 million to prepaid expense for the deemed fair value of the warrants. The value of the warrant will be expensed ratably over the term of the line of credit. The line of credit is available through June 3, 2005. As of June 30, 2004, $1.5 million was outstanding on the line of credit.  In September 2004, the Company borrowed the additional $2.0 million available under the line of credit.

The agreements with Silicon Valley Bank and PFG pledge substantially all of the Company’s assets including certain of its intellectual property in favor of the lenders.

(13) Shareholders’ Equity

1994 Stock Plan

The Company adopted the 1994 Stock Plan in July 1994. This plan provides for the grant of incentive stock options to employees, including employee directors, and non-statutory stock options and stock purchase rights to employees, directors and consultants. As of June 30, 2004, the Company has reserved 0.38 million common shares for issuance under this plan.

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

Options generally have 10-year terms. However, options granted to an optionee owning shares representing more than 10% of the voting power of all classes of shares of the Company at grant date, generally have 5-year terms.

1999 Option Plan

The 1999 Option Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and share purchase rights to employees, directors and consultants. Unless terminated sooner, this option plan will terminate in 2009. As of June 30, 2004, 1.27 million common shares are reserved for issuance under this stock option plan. Similar to the 1994 Option Plan, shares generally vest 25% after one year, with the remainder vesting monthly over the following three years, with 10-year expiration.

2001 Supplemental Stock Option Plan

During the year ended June 30, 2001, the Company adopted the 2001 Supplemental Stock Option Plan, which provides for non-statutory stock options to be granted to employees and service providers of the Company, but excludes executive officers and members of the Board of Directors. As of June 30, 2004, 0.4 million common shares are reserved for the 2001 Supplemental Stock Option Plan. Similar to the 1994 Option Plan, shares generally vest 25% after one year, with the remainder vesting monthly over the following three years, with 10-year expiration.

The 1994 Stock Plan, the 1999 Option Plan and the 2001 Supplemental Stock Option Plan are collectively known as the “Plan.”

A summary of the Company’s Plan activity is as follows:

	June 30,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year.	1,279,888	$17.61	1,109,125	$29.05	911,682	$43.70
Granted	487,350	3.21	558,900	2.62	518,700	9.20
Exercised	(19,674)	2.52	(1,066)	7.40	(26,976)	7.40
Canceled	(201,089)	21.94	(387,071)	28.77	(294,281)	42.50
Outstanding at year-end	1,546,475	12.74	1,279,888	17.61	1,109,125	29.00

Options exercisable at year-end	670,338	$23.41	454,453	$31.25	398,229	$37.00

The following table summarizes information about share options outstanding and exercisable under the Plan as of June 30, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.70-$1.90	5,008	8.63	$1.76	3,438	$1.73
$2.03-$2.03	250,000	8.85	$2.03	—	—
$2.18-$2.40	242,132	9.00	$2.29	148,077	$2.34
$2.51-$3.30	87,408	8.68	$2.73	59,800	$2.76
$3.34-$3.34	294,977	9.86	$3.34	4,681	$3.34
$3.37-$7.30	155,648	7.71	$5.85	77,835	$6.51
$7.50-$9.59	171,999	7.26	$8.79	113,522	$8.74
$9.60-$16.30	165,437	6.62	$11.33	107,500	$11.89
$19.69-$157.50	170,967	6.16	$72.81	152,607	$76.80
$179.38-$258.13	2,899	5.85	$230.97	2,878	$231.34
$1.70-$258.13	1,546,475	8.22	$12.74	670,338	$23.41

As of June 30, 2004, the number of common shares available for grant under the Plans was 203,846.

1999 Employee Stock Purchase Plan

The Company has a Employee Stock Purchase Plan, or ESPP, under which eligible employees may authorize payroll deductions of up to 15% of their compensation, as defined, to purchase common shares at a price of 85% of the lower of the fair market value as of the beginning or the end of the offering period. As of June 30, 2004, 0.06 million common shares were available for issuance under the 1999 Employee Stock Purchase Plan.

The ESPP was adopted by the Board in September 1999 and approved by the shareholders at the 1999 annual shareholders meeting in January 2000. The amount of common shares reserved under the ESPP will be increased automatically on the first day of each fiscal year in the amount of the lesser of 1% of the outstanding shares on such date or an amount determined by the Board. During the fiscal year 2004, 0.07 million shares were added to the reserve for the share purchases.

Warrants

In October 2002, the Company issued warrants to purchase 0.2 million common shares to UTStarcom. The fair value of the warrant of $0.3 million was determined using the Black-Scholes pricing model with the following assumptions: interest rate at 3.5%, volatility at 122%, exercise price at $2.10 and 3-year terms. The $0.3 million was charged to the consolidated statement of operations as selling, general and administrative expenses.

In June 2004, the Company issued warrants to purchase 57,000 common shares to Partners for Growth, L.P. in connection with a new line of credit. The warrant is exercisable immediately and expires in June 2011. The fair value of the warrant of $0.3 million was determined using the Black-Scholes option-pricing model with the following assumptions: interest rate of 4.3%, volatility at 121%, exercise price at $3.60 and a 7 year term. The $0.3 million was recorded as a prepaid expense and will be expensed ratably over the term of the line of credit.

(14) Transactions with Related Parties

For the years ended June 30, 2004, 2003 and 2002, the Company engaged in transactions with related parties resulting in the following revenue, deferred revenue, trade receivables and legal expenses (in thousands):

	2004	2003	2002
Revenue:
Hutchison Telecommunications Group	$625	$1,297	$10,636
Eastern Communications Co., Ltd.	—	2,805	2,978
Telos Engineering, Ltd.(3)	701	—	—
Nortel Networks(1)	—	—	164
	$1,326	$4,102	$13,778

Legal Expenses:
Wilson, Sonsini, Goodrich and Rosati(2)	$445	$458	$255

	2004	2003
Deferred Revenue:
Hutchison Telecommunications Group	$33	$22
Eastern Communications Co., Ltd.	62	119
	$95	$141

	2004	2003
Trade Receivables:
Hutchison Telecommunications Group	$507	$601
UT Starcom	45	—
Eastern Communications Co., Ltd.	41	24
	$593	$625

(1)                                  Nortel Networks is not a related company as of June 30, 2003.

(2)                                  Mario Rosati, a member of the law firm Wilson Sonsini Goodrich & Rosati, P.C. was a member of the Company’s Board of Directors from May 2002 until he resigned in August 2003.

(3)                                  Telos was acquired by UTStarcom in fiscal 2004.

(15) Commitments and Contingencies

(a) Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These leases expire at various dates through December 2006. Future minimum lease payments as of June 30, 2004 (including the former Menlo Park and San Diego facilities discussed below) are as follows (in thousands):

Year ending June 30,
2005	$1,863
2006	734
2007	17
Total minimum lease payments	$2,614

In May 2003, the Company relocated its principal administrative, manufacturing and engineering facilities from its facility in Menlo Park, California to its main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control. The three-year lease commenced in May 2003. The Company has the option to extend the lease for three years at the end of its original term.

The Company vacated its Menlo Park, California facility and in September 2003, it renegotiated all remaining obligations under its lease agreement for the Menlo Park, California facility in exchange for monthly payments of $0.1 million for the next 19 months beginning October 2003 for a total of $1.9 million. The remaining unpaid discounted value of $1.8 million is included in the accompanying consolidated balance sheet as accrued restructuring expense. The Company vacated its San Diego facility in April 2004 and is obligated to monthly payments of $17.6 thousand  for the next 23 months for a total of $405 thousand through May 2006. The remaining unpaid discounted value of $324 thousand is included in the consolidated balance sheet as of June 30, 2004 as accrued restructuring expense.

Rent expense was approximately $1.2 million, $2.2 million and $3.5 million for the years ended June 30, 2004, 2003 and 2002, respectively.

(b) Capital Lease Commitments

The Company has two capital leases with GE Capital. These leases expire in December 2004 and February 2005. Aggregate future minimum lease payments as of June 30, 2004 are as follows (in thousands):

Year ending June 30,
2005	$316
Less amount representing interest	(8)
Present value of payments under capital lease	308
Less current portion	(308)
Long-term portion of capital lease obligation	$—

(c) Future Qualcomm License Payments

Future payments due Qualcomm totalling $978,000 for a worldwide CDMA infrastructure license are recorded in accrued expenses on the consolidated balance sheet as of June 30, 2004, net of interest imputed at a rate of 10% per annum and are expected to be paid in full in fiscal 2005.

(d) Contract Manufacturers

The Company generally commits to purchase products from its two contract manufacturers to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of June 30, 2004, the Company had committed to make purchases totaling $2.0 million from these manufacturers in the next 60 days. In addition, in specific instances, the Company may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. There are currently no associated losses related to the purchase commitments.

As of June 30, 2004 and 2003, the Company has established an accrual for purchase commitments of $37 thousand and $0.7 million, respectively, for excess inventory component commitments to key component vendors that it believes may not be realizable during future normal ongoing operations.

(e) Investment Banker Services

The Company has arrangements with its investment bankers to compensate them for their services upon the issuance of a fairness opinion and the completion of an acquisition transaction.  The compensation for those services is a base of $1.6 million plus an additional percentage ranging from 1% to 1.5% of the aggregate proceeds received by the shareholders in an acquisition.

(16) Litigation

On November 21, 2001, the Company and various of its officers and directors were named as defendants in Middleton v. Interwave Communications International Ltd., et al., Case No. 01-CV-10598, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s January 28, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of IPO shares. The amended complaint alleges claims against certain underwriters, the Company and its officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Similar complaints have been filed concerning more than 300 other IPOs; these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92.

On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss against the Company.

A  stipulation of settlement for the claims against the issuer defendants, including Interwave, has been submitted to the Court for preliminary approval. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including Court approval. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously; provided, however, such legal proceedings may be time consuming and expensive and the outcome could be adverse to the Company. An adverse outcome could have a material adverse effect on the Company’s financial position, on its business and results of operations.

Interwave may from time to time become a party to various legal proceedings arising in the ordinary course of business.

(17) Employee Benefit Plans

The Company maintains a 401(k) defined contribution benefit plan (the “Plan”) that covers all U.S. employees who have attained the age of at least 20.5 years. This Plan allows employees to defer up to 100% of their pretax salary in certain investments at the discretion of the employee. Under the Plan, the Company provides for a discretionary 100% vested Employer Matching Contribution equal to 10% of the amount a participant elects to defer as an elective contribution to the Plan up to a maximum of $1,000 during a plan year. The Company had matching contributions to the Plan of  $0, $109,000 and $197,000 for the years ended June 30, 2004, 2003 and 2002, respectively. In fiscal 2004, the Board of Directors elected not to fund the discretionary match. In fiscal 2003, the $109,000 match included a discretionary match of $64,000 and a $45,000 match of 10% capped at $1,000 per participant.

(18) Segment Information

Statement of Financial Accounting Standard No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

Due to the nature of the Company’s business, shipments are frequently made to a systems integrator located domestically or in a given country, only to be repackaged and shipped to another country for actual installation. Geographic revenue information for the years ended June 30, 2004, 2003 and 2002, is based on the Company’s customers’ locations. Long-lived assets include property, plant and equipment. Property and equipment and intangible asset information is based on the physical location of the asset at the end of each period presented.

Information for each product line is as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
Net Revenues
GSM:
United States	$6,276	$6,373	$4,149
North America (other than United States)	2,561	1,522	1,967
Latin America	61	521	9,860
Europe, Middle East and Africa	27,133	14,420	11,215
Asia Pacific	6,991	6,104	7,836
Total GSM	43,022	28,940	35,027
CDMA:
United States	709	58	—
North America (other than United States)	694	962	—
Japan	42	—	—
Total CDMA	1,445	1,020	—
Broadband:
United States	—	—	1,390
Latin America	—	—	5,058
Europe, Middle East and Africa	—	—	1,051
Asia Pacific	—	—	429
Total Broadband	—	—	7,928
	$44,467	$29,960	$42,955

Net Revenues By Product Type
Company cellular equipment	57%	58%	65%
Third party equipment	27	21	12
Other	16	21	23
	100%	100%	100%

Product line loss before income taxes
GSM	$(1,980)	$(24,062)	$(56,999)
CDMA	(4,882)	(3,935)
Broadband	—	—	(7,117)
Total	$(6,862)	$(27,997)	$(64,116)

Depreciation and amortization
GSM	$2,442	$3,426	$11,419
CDMA	1,577	1,346	—
Broadband	—	—	1,339
Total	$4,019	$4,772	$12,758

Interest income (expense)
GSM	$11	$1	$1,081
CDMA	—	—	—
Broadband	—	—	(25)
Total	$11	$1	$1,056

	Years Ended June 30,
	2004	2003	2002
Income tax benefit (expense)
GSM	$139	$(267)	$(209)
CDMA	—	—	—
Total	$139	$(267)	$(209)

	As of June 30,
	2004	2003
Total assets
GSM	$29,388	$27,618
CDMA	4,836	5,659
Total	$34,224	$33,277

Net property and equipment by geographic location were as follows (in thousands):

	As of June 30,
	2004	2003
United States	$1,866	$2,969
Latin America	—	31
Europe	445	437
Asia	436	884
	$2,747	$4,321

All intangible assets are located in the United States.

(19) Subsequent Events

On July 27, 2004, we entered into a definitive agreement whereby Alvarion Ltd, an Israeli company, through one of its wholly-owned subsidiaries, would acquire us. This transaction is to be structured as an amalgamation under Bermuda law. The amalgamation is subject to customary closing conditions, including approval by shareholders of Interwave and regulatory approvals. On August 30, 2004, we filed a definitive proxy statement with the SEC in preparation for a special meeting of our shareholders held on September 30, 2004 at which our shareholders voted on the amalgamation.

Alvarion announced on September 30, 2004 that after reviewing the Company’s recent financial results as well as anticipated results going forward, it has determined that the Company has experienced a material adverse effect with respect to its business and has advised the Company that it will not be able to cause all of Alvarion’s conditions to closing of the amalgamation to be satisfied. Alvarion has further advised the Company that Alvarion will not complete the amalgamation on the terms set forth in the amalgamation agreement and would be willing to discuss with the Company concluding a transaction on different terms. Also on September 30, 2004, the Company held its scheduled special meeting of shareholders and approved the agreement and plan of amalgamation pursuant to which interWAVE was to be acquired by Alvarion Ltd.  On October 1, 2004, the Company advised Alvarion in writing that the Company believes there is no material adverse effect or any other basis, legal or otherwise, for Alvarion to not comply with its obligations under the agreement.  The Company further advised Alvarion that the Company remains prepared to consummate the amalgamation according to the terms of the agreement as scheduled and views Alvarion’s refusal to go forward with the amalgamation according to these terms as a material breach of the agreement.  On October 4, 2004, the Company filed a complaint against Alvarion Ltd. in the United States District Court for the Southern District of New York.  The Complaint alleges, among other things, that Alvarion breached the agreement and plan of amalgamation pursuant to which the Company was to be acquired by Alvarion.  The complaint seeks specific performance of the amalgamation agreement and seeks compensatory and punitive damages in excess of $75 million.  The ultimate outcome of this matter is presently unknown, and the accompanying consolidated financial statements do not include the effect, if any, upon the Company’s results of operations, financial condition, and cash flows.

Concurrent with the signing of an agreement to amalgamate with a wholly-owned subsidiary of Alvarion in late July 2004, Alvarion provided a $3 million loan facility and lent the full amount available under the loan facility to us.  Borrowings under the loan facility bear interest at 6% per annum and will be collateralized by a third priority security interest subordinate to our currently outstanding debt to financial institutions.  Upon completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be cancelled.  In the event that the amalgamation is not completed, or in the event that the amalgamation agreement is terminated prior to completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be due and payable on the earlier of the lapse of six months following the grant of the first loan by Alvarion to us under the loan facility or 30 days following completion of any other acquisition transaction with us.

In September 2004, an additional $2.0 million was made available by PFG to the Company with principal to be repaid equal to borrowings in excess of $575 thousand from Silicon Valley Bank through September 30, 2004 and repaid in full by October 31, 2004.  In September 2004, the Company borrowed the additional $2.0 million available under the line of credit.

(20) Consolidated Supplementary Quarterly Data (unaudited)

The following table sets forth certain unaudited condensed consolidated statement of operations data for each quarter of fiscal 2004 and fiscal 2003. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. The Company’s quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, the Company believes that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

	Quarters Ended
	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002
	(in thousands)

Total revenues	$13,585	$9,710	$10,457	$10,715	$8,475	$6,580	$7,952	$6,953
Cost of revenues	7,180	4,633	5,244	6,197	4,816	4,931	6,152	6,517
Net loss	$(1,113)	(1,120)	(1,067)	(3,423)	(5,154)	(5,459)	(8,043)	(9,608)
Basic and diluted net loss per share	(0.12)	(0.13)	(0.14)	(0.51)	(0.76)	(0.81)	(1.20)	(1.65)
Shares used to compute basic and diluted net loss per share	9,058	8,342	7,536	6,772	6,748	6,733	6,726	5,827

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP was previously the principal accountants for Interwave Communications International Ltd. (Interwave).  On March 25, 2004, that firm resigned.

The audit reports of KPMG LLP on the consolidated financial statements of Interwave as of June 30, 2003 and June 30, 2002, and for each of the years in the three-year period ended June 30, 2003, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except as follows:

KPMG LLP’s report on the consolidated financial statements of Interwave as of June 30, 2003 and June 30, 2002, and for each of the years in the three-year period ended June 30, 2003, contained a separate paragraph stating “the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles Assets,” as of July 1, 2002.”

The audit reports of KPMG LLP on the consolidated financial statements of Interwave as of June 30, 2002 and June 30, 2001, and for each of the years in the three-year period ended June 30, 2002, did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles except as follows:

KPMG LLP’s report on the consolidated financial statements of Interwave as of June 30, 2002 and June 30, 2001, and for each of the years in the three year period ended June 30, 2002, contained a separate paragraph stating “the Company incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1(b).  The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.”

In connection with the audits of the consolidated financial statements as of and for the years ended June 30, 2003 and June 30, 2002, and the subsequent interim period through March 25, 2004, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreements, if not resolved to KPMG LLP’s satisfaction, would have caused KPMG LLP to make reference to such disagreement in their report.

A letter from KPMG LLP is attached as Exhibit 16 to this Form 10-K.

On April 20, 2004, Interwave’s Audit Committee engaged Burr, Pilger & Mayer LLP to audit its financial statements as of and for the year ending June 30, 2004.  Prior to their engagement, they were not consulted on any Interwave accounting or auditing matter, and there were no written reports or oral advice regarding any accounting or auditing matter provided by them to Interwave.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, and subject to and except for the discussion below, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during or subsequent to our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the matter noted in the next paragraph.

In connection with its audit for the year ended June 30, 2004, Burr, Pilger & Mayer LLP identified a material weakness in our internal controls over financial reporting.  The identified weakness was that there was not proper review of the manual process of aggregating journal entries and adjusting the consolidated financial statements.  Therefore, the originally published financial statements furnished in a report on Form 8-K did not include a necessary accrual as of June 30, 2004, since corrected by amendment.  The Company immediately implemented corrective action, including increased manual and system tracking of all entries, and increased detailed review to ensure all entries are included in the financial statements prior to the release of such financial statements.  We believe this matter has been adequately addressed by the corrective action summarized above.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item unless otherwise set forth below is incorporated herein by reference to the fiscal 2004 definitive Proxy Statement under the captions “Election of Directors,” “Executive Officers,” and “Compliance with Section 16(a) of the Exchange Act.”

Code of Business Conduct and Ethics. Our code of business conduct and ethics is available without charge by mail upon written request to Interwave Communications, Investor Relations, 2495 Leghorn Street, Mountain View, CA 94043.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the fiscal 2004 definitive Proxy Statement under the caption “Executive Compensation and Related Information.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information concerning security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the fiscal 2004 definitive Proxy Statement under the caption “Stock Ownership.”

Equity Compensation Plan Information

The following table provides information as of June 30, 2004 with respect to the common shares of the Company that may be issued under the Company’s existing equity compensation plans.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,173,422	$14.88	248,333	(1)
Equity Compensation Plans Not Approved by Security Holders(3)	373,053	$6.04	11,848	(2)
Total	1,546,475	$17.61	260,181

(1)                                Consists of common shares available for future issuance under the 1994 Stock Plan, the 1999 Option Plan and the 1999 Employee Stock Purchase Plan. As of June 30, 2004, 2,797 common shares were available for issuance under the 1994 Stock Plan, 189,201 common shares were available for issuance under the 1999 Option Plan and 56,335 common shares were available for issuance under the 1999 Employee Stock Purchase Plan. The number of common shares reserved under the 1999 Employee Stock Purchase Plan is increased automatically on the first day of each fiscal year by an amount equal to the lesser of (i) 1% of the outstanding common shares on such date or (ii) an amount determined by the Board of Directors of the Company.

(2)                                Consists of common shares available for future issuance under the 2001 Supplemental Stock Option Plan. As of June 30, 2004, 11,848 common shares were available for issuance under the 2001 Supplemental Stock Option Plan.

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

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the fiscal 2004 definitive Proxy Statement under the caption “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the fiscal 2004 definitive Proxy Statement under the caption “Audit Committee Report.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  (1) Financial Statements

The Financial Statements required by this item, with the independent auditors’ reports, are submitted in a separate section beginning on page 54 of this annual report and incorporated herein by reference.

(2) Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended June 30, 2004, 2003 and 2002

(in thousands)

	Balance Beginning of Year	Additions	Deductions*	Balance End of Year
2004:
Allowance for doubtful trade receivables	$2,403	$755	$(2,190)	$968
2003:
Allowance for doubtful trade receivables	$5,422	$—	$(3,019)	$2,403
2002:
Allowance for doubtful trade receivables	$9,157	$2,125	$(5,860)	$5,422

*                                         In fiscal 2004, deductions included a reduction in the allowance for doubtful accounts of $244 thousand and write offs of $1,945 thousand.  In fiscal 2003, deductions include a reduction in the allowance for doubtful accounts of $1,038 thousand and write offs of $1,981 thousand. In fiscal 2002, the deduction was a write off.

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

(b)                                  Reports on Form 8-K

On April 22, 2004, the Company filed a report on Form 8-K pursuant to Item 4, “Changes in Registrant’s Certifying Accountants” announcing the engagement of new accountants.

On May 5, 2004, the Company filed a report on Form 8-K pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” announcing its financial results for the fiscal quarter ended March 31, 2004.

EXHIBIT INDEX

Exhibits	Description
3.2(1)	Amended and Restated Bye-Laws of the Registrant
3.3(1)	Memorandum of Association
4.2(6)	Preferred Share Rights Agreement, dated as of December 2, 2003
4.3(10)	Amendment to Rights Agreement, dated as of July 27, 2004
10.1(1)	Form of indemnification agreement
10.2(1)	1994 Stock Plan and form of stock option agreement and restricted stock purchase agreement
10.3(1)	1999 Option Plan and form of subscription agreement
10.4(1)	1999 Share Purchase Plan and form of subscription agreement
10.13(1)	Amended and Restated Rights Agreement by and among Registrant and certain shareholders, dated in August 1999
10.17(1)	Patent license agreement by and between Registrant and Nortel Networks Corporation
10.18(1)	Technical information agreement by and between Registrant and Nortel Networks Corporation
10.21(1)	Lease between Tyco Electronics Corporation and Interwave Communications, Inc., dated November 24, 1999
10.22(1)	Base Station System Agreement by and between Registrant and Lanka Cellular Services (PTV) Limited, dated December 1999
10.23(2)	2001 Supplemental Stock Option Plan and form of subscription agreement
10.24(3)	Asset Purchase Agreement, by and among Registrant, Interwave Advanced Communications, Inc. and GBase Communications, dated August 16, 2002*
10.25(3)	Amendment to OEM Agreement between UTStarcom, Inc. and Registrant, dated September 27, 2002*
10.26(4)	Technology License Agreement by and between Registrant, Interwave Advanced Communications, Inc. and Telos Engineering LTD., dated October 10, 2002*
10.27(5)	Letter of Employment between Registrant and Erwin F. Leichtle dated May 6, 2003
10.28(5)	Lease termination agreement between Tyco Electronics Corporation and Interwave Communications, Inc. dated September 19, 2003
10.29(5)	Lease agreement between Stoesser Enterprises and Interwave Communications, Inc. dated May 5, 2003
10.30(7)	Employment Agreement between Registrant and Priscilla M. Lu dated May 21, 2003
10.31(7)	Employment Agreement between Registrant and Cal R. Hoagland dated June 2, 2003
10.32(7)	Employment Agreement between Registrant and William Carlin dated June 2, 2003
10.33(8)	Employment Agreement between Registrant and Lars Lindell dated September 30, 2003
10.34	Employment Agreement between Registrant and Padraig Stapleton dated May 6, 2004
10.35	Accounts Receivable Financing Agreement between Silicon Valley Bank and the Registrant, dated June 30, 2003
10.36	Amendment to Accounts Receivable Financing Agreement between Silicon Valley Bank and the Registrant, dated September 24, 2003
10.37	Amendment to Accounts Receivable Financing Agreement between Silicon Valley Bank and Interwave Communications, Inc., dated June 28, 2004
10.38

Loan Agreement between Partners For Growth and Interwave Communications, Inc. and other ancillary agreements between Partners For Growth and the Registrant and Interwave Advanced Communications, Inc., each dated June 4, 2004

10.39

Amendment to Loan Agreement between Partners For Growth and Interwave Communications, Inc. and other ancillary agreements between Partners for Growth and the Registrant and Interwave Advanced Communications, Inc. each dated September 10, 2004

11.1(11)	Statement re computation of earnings per share
16(9)	Letter re change in certifying accountant
21.1	List of Subsidiaries
23.1	Consent of Burr, Pilger & Mayer LLP
23.2	Consent of KPMG LLP
24.1(12)	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form F-1 (File No. 333-92967), as amended on January 28, 2000.

(2)                                Incorporated by reference to the exhibit filed with Registrant’s Registration Statement on Form S-8 (File No. 333-64854) filed on July 10, 2001.

(3)                                Incorporated by reference to the exhibit filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-15631) filed on November 14, 2002.

(4)                                Incorporated by reference to the exhibit filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-15631) filed on February 14, 2003.

(5)                                Incorporated by reference to the exhibit filed with Registrant’s Annual Report on Form 10-K (File No. 001-15631) filed on September 29, 2003.

(6)                                Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-15631) filed on December 18, 2003.

(7)                                Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-15631) filed on November 14, 2003.

(8)                                Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-15631) filed on February 17, 2004.

(9)                                Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-15631) filed on March 31, 2004.

(10)                          Incorporated by reference to the same number exhibit filed with Registrant’s Form 8-A/A (File No. 000-29095) filed on August 25, 2004.

(11)                          Information included in consolidated financial statements filed herewith.

(12)                          See page 95 of this Annual Report.

*                                       Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Mountain View, State of California, on October 12, 2004.

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

Signature	Title	Date

/s/ ERWIN F. LEICHTLE	President and Chief Executive Officer and Director
Erwin F. Leichtle	(Principal Executive Officer)	October 12, 2004

/s/ CAL R. HOAGLAND	Senior Vice President and Chief Financial Officer
Cal R. Hoagland	(Principal Financial and Accounting Officer)	October 12, 2004

/s/ WILLIAM E. GIBSON
William E. Gibson	Chairman of the Board of Directors	October 12, 2004

/s/ THOMAS R. GIBIAN
Thomas R. Gibian	Director	October 12, 2004

/s/ BOB KONDAMOORI
Bob Kondamoori	Director	October 12, 2004

/s/ PRISCILLA M. LU
Priscilla M. Lu	Director	October 12, 2004

/s/ NIEN DAK SZE
Nien Dak Sze	Director	October 12, 2004

/s/ ANDREW C. WANG
Andrew C. Wang	Director	October 12, 2004

Ker Zhang	Director	October __, 2004