Form 10-K/A
period 2004-06-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2004-10-28
CIK 1095478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 000-1095478

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda		98-0155633
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer identification No.)

Clarendon House, 2 Church Street P.O. Box HM 1022 Hamilton HM DX, Bermuda	Not Applicable	441-295-5950
(Address of principal executive offices)	(Zip code)	(Telephone Number)

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.01 per share	NASDAQ

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

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant, based upon the closing price per share of $4.41 on December 31, 2003 on the NASDAQ was $20.9 million.  Calculation of holdings by non-affiliates of the Registrant is based upon the assumption, for these purposes only, that executive officers, directors, nominees, and persons holding 5% or more of Registrant’s outstanding common shares are affiliates.  Number of outstanding Common Shares of the Registrant on August 25, 2004: 9,185,765.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to Registrant’s Annual Report on Form 10-K/A to provide the information required by Part III, including Items 10, 11, 12, 13 and 14, and to replace Exhibit 23.2 to the Original Form 10-K (as defined below).  In our original Annual Report on Form 10-K, filed on October 13, 2004 (the “Original Form 10-K”), we incorporated much of the information required by Part III by reference to our proxy statement for our 2004 annual meeting of shareholders. We anticipate closing our pending amalgamation with Alvarion Ltd. prior to holding our annual shareholder meeting in 2004 and therefore do not anticipate filing a proxy statement at this time.

This Amendment only amends Part III of the Original Form 10-K as set forth herein.  All incorporations by reference to the proxy statement within Part III are hereby deleted.  Unaffected items contained within Items 10 through 14 and all other items in the Original Form 10-K have not been repeated in this Amendment.  This report still speaks as of the filing date of the Original Form 10-K and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the initial filing date of the Original Form 10-K.  All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Form 10-K.

This Amendment includes amended Exhibit 23.2, which replaces the original Exhibit 23.2 filed with the Original Form 10-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of October 19, 2004:

Name	Age	Position
William E. Gibson	64	Chairman of the Board of Directors
Erwin F. Leichtle	55	President, Chief Executive Officer and Director
Cal R. Hoagland	48	Senior Vice President and Chief Financial Officer
Lars Lindell	40	Vice President and General Manager, CDMA Division
Padraig Stapleton	36	Vice President of Engineering
Thomas R. Gibian (1)	51	Director
Pratap K. Kondamoori	43	Director
Dr. Priscilla M. Lu	52	Director
Dr. Nien Dak Sze (1) (2)	57	Director
Dr. Andrew C. Wang (1) (2)	67	Director
Dr. Ker Zhang	40	Director

_____________________

(1)                                  Member of the Audit Committee.

(2)                                  Member of the Compensation Committee.

Mr. William E. Gibson has served on our Board of Directors since June 2001 and as Chairman of the Board since November 2003. Mr. Gibson was a co-founder of Wireless, Inc. and served as Chairman of the board of directors of Wireless since its inception in May 1997 until its acquisition by interWAVE in June 2001. Prior to October 1999, Mr. Gibson also served as the President and Chief Executive Officer of Wireless. Mr. Gibson is the founder and has served as Managing Member of Crossroads Venture Capital LLC, a private equity fund, since its inception in October 1996 and serves as Managing Partner of several private equity funds of which Crossroads Venture Capital LLC is the General Partner. Mr. Gibson was a founder of Digital Microwave Corporation, a manufacturer of high-frequency digital microwave radios, and served as its President and Chief Executive Officer from 1984 through 1991 and as President of DMC Telecom International from August 1991 until June 1995.  Mr. Gibson also currently serves as the President and Chief Executive Officer of Mobicom Corporation, a designer of GSM cellular telephone handsets. Prior to 1984, Mr. Gibson held various management positions at the Farinon division of Harris Corporation, a manufacturer of digital microwave radios, including Vice President and General Manager. Mr. Gibson also currently serves on the board of directors of several privately-held companies. Mr. Gibson holds a M.B.A. and a B.S. in Engineering from the College of Notre Dame.

Mr. Erwin F. Leichtle has served as our President and Chief Executive Officer since July 2003 and on our Board of Directors since August 2003. From January 2002 to June 2003, Mr. Leichtle was Vice President and General Manager of Ericsson’s Eastern Europe and Central Asia region. From October 1997 to December 2001, he was Vice President, General Manager for Strategic Accounts, and Global Account Executive for the WorldCom account, and reported to the Chief Executive Officer of Ericsson North America.  From 1985 to 1997, Mr. Leichtle held other various senior management positions at Ericsson, as well as at other companies such as Motorola and Compania Nacional de Telefonos in Chile. Mr. Leichtle holds an M.S. in electrical engineering from Royal Institute of Technology in Stockholm, Sweden, and a B.S. in Electrical Engineering from Technical University in Chile, and also attended postgraduate General Management and Leadership training at London Business School. Mr. Leichtle also served as a researcher at the Royal Institute of

Technology in Stockholm Sweden between 1979 and 1984.

Cal R. Hoagland has served as our Senior Vice President and Chief Financial Officer since June 2003. Mr. Hoagland has served as our Chief Financial Officer since joining us in August 2001. From March 1999 to June 2001, Mr. Hoagland served as Treasurer at Persistence Software, a caching software company. From July 1998 to March 1999, Mr. Hoagland served as Chief Financial Officer for Phasecom, a cable modem company. From July 1997 to July 1998, Mr. Hoagland was Chief Financial Officer for Accom, a video caching company. From April 1995 to May 1997, Mr. Hoagland was Corporate Controller for ADAC Laboratories, a medical imaging equipment company. Mr. Hoagland was also a former Audit Manager with Coopers & Lybrand, now PricewaterhouseCoopers. Mr. Hoagland is a member of the Financial Executives Institute, a Certified Public Accountant and currently serves as an advisory board member to Santa Clara University’s School of Business Accounting Department. Mr. Hoagland holds a B.S. in Business Administration from San Jose State University.

Lars Lindell has served as our Vice President and General Manager of the CDMA Division since December 2003. From February 2002 to August 2003, Mr. Lindell was a partner and director of Gilde IT, a Netherlands-based investment management company, where he structured and negotiated technology investments. From May 2000 to November 2001, Mr. Lindell was a partner and co-founder of nCoTec Ventures, where he structured and negotiated telecommunications technology investments.  From June 1999 to May 2000, Mr. Lindell was Vice President, Equity Research at Salomon Smith Barney, where he was responsible for research coverage of the telecommunications equipment sector. From December 1989 to June 1998, Mr. Lindell held various positions with LM Ericsson, including positions in Sweden, Japan, the United Kingdom and Mexico, where he was a director with responsibility for wireless infrastructure equipment sales. Mr. Lindell holds an M.B.A. from University of Cambridge, England and a Master of Science in Electrical Engineering with specialization in Telecommunications from Lund Institute of Technology, Sweden.

Padraig Stapleton has served as our Vice President of Engineering since August 2003. From September 1998 to July 2003, Mr. Stapleton served as our Director of Software Development. From June 1998 to August 1998, Mr. Stapleton was a consultant for Cisco Systems in its internet telephony service unit. From October 1995 to June 1998, Mr. Stapleton held managerial positions with SatCom Media and Centigram. Mr. Stapleton graduated with honors in Electronic Engineering from the University of Limerick in Ireland.

Mr. Thomas R. Gibian has served on our Board of Directors since May 2000. Mr. Gibian has been a Managing Director for Emerging Markets Partnership (EMP) and Chief Operating Officer for the American International Group (AIG) African Infrastructure Fund since 1995. From 1987 to 1995, Mr. Gibian was employed by Goldman Sachs Limited as an Executive Director and co-head of structured finance for the Asia-Pacific Region. Mr. Gibian is a director of several privately-held companies. Mr. Gibian holds a B.A. from the College of Wooster in Wooster, Ohio, and an M.B.A. from the Wharton School of Finance, University of Pennsylvania.

Pratap K. Kondamoori has served on our Board of Directors since December 2003.  Since November 2000, Mr. Kondamoori has served as a partner at Charter Ventures, and has served as Chairman and Chief Executive Officer of Xalted Networks, a private company providing broadband access technologies, since 1999. Mr. Kondamoori holds a B.S. in Engineering from Clemson University and is a charter member of TiE (formerly known as The Indus Entrepreneurs, a non-profit global network of entrepreneurs and professionals founded in 1992 in Silicon Valley).

Dr. Priscilla M. Lu has served on our Board of Directors since 1994.  Dr. Lu founded Interwave in 1994 and served as Chairwoman of the Board until October 2003. Dr. Lu also served as our Chief Executive Officer from June 1994 to February 2003 and as its President from June 1994 to August 1999. Dr. Lu is currently an advisor to Mayfield Funds. From 1992 to 1994, Dr. Lu was Vice President and General Manager of the Network Systems Division at Network Equipment Technologies, a wide-area network equipment provider. From June 1976 to December 1991, Dr. Lu worked for AT&T Bell Laboratories, a unit of AT&T that is now

Lucent Technologies, where she served as Business Unit Managing Director of the Imaging and Multimedia Business Group and held other management positions. Dr. Lu serves on the Dean’s Advisory Board of California State University-San Francisco and the Dean’s Advisory Board of the School of Engineering of Northwestern University. Dr. Lu holds a B.S. and M.S. in Computer Science and Mathematics from the University of Wisconsin and a Ph.D. in Electrical Engineering and Computer Science from Northwestern University.

Dr. Nien Dak Sze has served on our Board of Directors since May 2001. Dr. Sze is currently Chairman of Atmospheric and Environmental Research Inc., a company he founded in 1977. AER is a leading research and consulting firm specializing in atmospheric, space and environmental science and technology. Since 1999, Dr. Sze has been project manager and coordinator of Project 2022, a major regional study on Hong Kong/Pearl River Delta’s environment, infrastructure and urban planning aimed at enhancing the region’s competitive advantages. From 1997 to 2000, Dr. Sze was a board member on Atmospheric Sciences and Climate for the US National Academy of Sciences and US National Research Council. From 1995 to 1998, Dr. Sze was a Science and Technical Advisor of the State Environmental Protection Agency of the People’s Republic of China. Dr. Sze holds a Ph.D. in Applied Mathematics from Harvard University and a B.S. in Engineering Sciences from Purdue University.

Dr. Andrew C. Wang has served on our Board of Directors since 1994. Dr. Wang has been Chairman of Industrial Technology Investment Corporation, a venture capital firm, since 1989. Dr. Wang was Chairman of Taiwan Mask Corporation, a semiconductor manufacturer, from 1989 to 2000. From 1992 to 1997, Dr. Wang was President and Chief Executive Officer of Optical Microwave Network, Inc., a microwave component company. From 1994 to 1997, Dr. Wang was Chairman and Chief Executive Officer of Mobile Telesystems, Inc., a satellite communications company.   Dr. Wang has served as a director on OmniVision Technologies, Inc. (NASDAQ:  OVTI) since January 2004. Dr. Wang holds a B.S. in Electrical Engineering from the National Taiwan University, a M.S. in Electrical Engineering from the University of California, Berkeley, and a Ph.D. in Electrical Engineering from Stanford University.

Dr. Ker Zhang has served on our Board of Directors since August 2003 and since July 2001 has served as Chief Executive Officer of VIA Telecom, Inc., a leading developer of CDMA subscriber chipsets. Prior to joining VIA Telecom, Inc., Dr. Zhang founded Synchronization, Inc. in July 1997 and served as its Chief Executive Officer until December 2000. From 1999 to 2001, he also was the General Manager of the Mobile Subscriber Group of Eastern Communications Co., Ltd. in Hangzhou, China. Prior to 1997, Dr. Zhang was Vice President and General Manager of the Multimedia Communications Group of Microtek International and held management and engineering positions at Motorola and the semiconductor group of Rockwell International (now Skyworks). Dr. Zhang holds a Ph.D. degree from Worcester Polytechnic Institute in Massachusetts. He is a senior member of the Institute of Electrical and Electronics Engineers (IEEE).

The directorship terms for Mr. Gibson, Mr. Leichtle and Dr. Sze will expire at our annual meeting in calendar 2004.  The directorship terms for Dr. Lu, Dr. Zhang and Mr. Kondamoori will expire at our annual meeting in calendar 2005. The directorship terms for Mr. Gibian and Dr. Wang will expire at our annual meeting in calendar 2006.

There are no family relationships among our directors or executive officers.

Audit Committee Financial Expert

The members of the Audit Committee of the Board of Directors are Dr. Andrew C. Wang, Thomas R. Gibian and Dr. Nien Dak Sze, each of whom is independent within the meaning of the Nasdaq Stock Market, Inc. director independence standards. The Board of Directors has determined that each of Dr. Wang, Mr. Gibian, and Dr. Sze is an “audit committee financial expert” as defined in the SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common shares are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of our common shares and their transactions in such common shares. Based upon (i) the copies of Section 16(a) reports that we have received from such persons for their 2004 fiscal year transactions in the common shares and their common shares holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2004 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our executive officers, members of our Board of Directors and shareholders who hold more than 10% of our outstanding common shares, with the following exceptions:

Mr. Gibian did not timely file a Form 4 reporting stock grants for Board service on 5 occasions. Mr. Gibson did not timely file a Form 4 reporting stock grants for Board service on 5 occasions.  Mr. Kondamoori did not timely file his Form 3 and did not timely file a Form 4 reporting stock grants for Board service on 1 occasion. Dr. Lu did not timely file a Form 4 reporting stock grants for Board service on 2 occasions. Dr. Sze did not timely file a Form 4 reporting stock grants for Board service on 4 occasions. Dr. Wang did not timely file a Form 4 reporting stock grants for Board service on 5 occasions. Dr. Zhang did not timely file his Form 3 and did not timely file a Form 4 reporting stock grants for Board service on 3 occasions. Mr. Hoagland did not timely file a Form 4 reporting option grants on 2 occasions. Mr. Lindell did not timely file a Form 4 reporting option grants on 2 occasions. Mr. Stapleton did not timely file a Form 4 reporting option grants on 2 occasions. Traditionally, we file these section 16(a) reports on behalf of our directors and executive officers.

GBase Communications failed to file a Form 3 when it became the beneficial owner of greater than 10% of our outstanding common shares.

Item 11.  Executive Compensation

Compensation of Named Executive Officers

The following table presents information about compensation paid by the company for the last three fiscal years for services by our chief executive officer and our four other most highly-compensated executive officers whose total salary and bonus for the fiscal year exceeded $100,000 in fiscal 2004.  These executives are referred to as the Named Executive Officers elsewhere in this Annual Report of Form 10-K/A.

Summary Compensation Table

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Number of Securities Underlying Options (#)
Erwin F. Leichtle (1)	2004	272,885	150,000	(2)	21,660	(3)	—
President and Chief Executive Officer	2003	N/A	N/A		N/A		250,000
	2002	N/A	N/A		N/A		N/A
Cal R. Hoagland	2004	225,000	70,000	(2)	—		21,000
Senior Vice President and Chief Financial Officer	2003	170,742	—		—		25,000
	2002	159,280	—		—		40,000
William T. Carlin (4)	2004	200,000	—		193,423	(5)	—
Senior Vice President and Chief Operating Officer	2003	186,154	—		118,781	(5)	25,000
	2002	188,462	—		198,202	(5)	40,000
Lars Lindell (6)	2004	108,143	69,577	(7)	32,800	(8)	45,000
Vice President and General Manager, CDMA Dvision	2003	N/A	N/A		N/A		N/A
	2002	N/A	N/A		N/A		N/A
Padraig Stapleton (9)	2004	164,623	30,000	(2)	—		26,000
Vice President of Engineering	2003	148,229	20,000	(10)	—		25,000
	2002	141,900	23,000	(11)	—		3,000

(1)                                  Mr. Liechtle was hired as President and Chief Executive Officer in July 2003.

(2)                                  Represents FY04 performance bonus earned by employee.

(3)                                  Represents $9,660 paid to Mr. Liechtle for relocation expenses and $12,000 for per diems while searching for new housing.

(4)                                  Mr. Carlin resigned as Senior Vice President and Chief Operating Officer in October 2004.

(5)                                  Represents sales commissions earned by Mr. Carlin.

(6)                                  Lars Lindell was hired as Vice President and General Manager of the CDMA Division in December 2003.

(7)                                  Represents a $25,577 signing bonus and a $44,000 FY04 performance bonus earned by Mr. Lindell.

(8)                                  Represents $30,000 paid to Mr. Lindell for relocation expenses and $2,800 paid to Mr. Lindell as an automobile allowance.

(9)                                  Mr. Stapleton was promoted to Vice President of Engineering in August 2003.

(10)                            Represents key employee bonus given to Mr. Stapleton.

(11)                            Represents key employee bonus and bonus relating to patent filings given to Mr. Stapleton.

Option Grants to Named Executive Officers During the Fiscal Year Ended June 30, 2004

The following table sets forth information with respect to stock options granted during the fiscal year ended June 30, 2004 to our Named Executive Officers. During the fiscal year ended June 30, 2004, options to purchase 487,350 common shares were granted to employees at a weighted-average exercise price of $3.21.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Fair Market Value at Time of Grant	Expiration Date	0%	5%	10%
Erwin F. Leichtle	—	—	—	—	—	—	—	—
Cal R. Hoagland	10,000	2.05%	$2.20	$2.20	10/02/13	—	$13,836	$35,062
Cal R. Hoagland	11,000	2.26%	$3.34	$3.34	05/09/14	—	$23,106	$58,554
William T. Carlin	—	—	—	—	—	—	—	—
Lars Lindell	40,000	8.21%	$2.18	$4.87	12/08/13	$107,600	$230,109	$418,061
Lars Lindell	5,000	1.03%	$3.34	$3.34	05/09/14	—	$10,503	$26,615
Padraig Stapleton	15,000	3.08%	$2.53	$2.53	08/07/13	—	$23,867	$60,483
Padraig Stapleton	11,000	2.26%	$3.34	$3.34	05/09/14	—	$23,106	$58,554

In accordance with the rules of the SEC, the above table shows the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of share price appreciation of 5% and 10%, compounded annually. These amounts do not represent our estimate of future share prices. Actual gains, if any, on option exercises will depend on the future performance of our common shares.

The exercise price of Mr. Lindell’s option to purchase 40,000 shares is below the market price of the underlying security at the date of grant.  In accordance with the rules of the SEC, the above column entitled “0%” shows the value of that option at the grant-date market price.

Aggregated Option Exercises in Fiscal Year Ended June 30, 2004 and Year-End Option Values for Named Executive Officers

			Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In the Money Options At FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable (1)
Erwin F. Leichtle	—	—	0	250,000	$0.00	$762,500.00
Cal R. Hoagland	—	—	52,628	33,370	$75,949.42	$42,740.58
William T. Carlin	—	—	51,145	13,855	$70,750.00	$0.00
Padraig Stapleton	—	—	17,379	23,621	$19,087.21	$49,022.79
Lars Lindell	—	—	104	44,896	$180.96	$124,519.04

_________________

(1)                                  The amount set forth represents the difference between the fair market value of the underlying common shares as of June 30, 2004 ($5.08) and the exercise price of the option, multiplied by the number of shares underlying the option.

Compensation of Directors

All of our directors are eligible to receive grants of stock options. All non-employee directors receive compensation of $10,000 per year, plus $1,000 per meeting attended and $500 per telephone meeting for services provided as a non-employee director. We also pay compensation to non-employee directors of $1,000 per meeting attended and $500 per telephone meeting for committee participation that is not in connection with a meeting of the Board. During calendar year 2003, each non-employee director received this compensation in common shares valued at the closing market price on the day the Board or committee meeting or action took place. As payment for Board service from July 1, 2003 through December 31, 2003, we granted 1,919 shares, 2,938 shares, 116 shares, 1,348 shares, 2,344 shares, 2,639 shares, and 1,171 shares to directors Gibian, Gibson, Kondamoori, Lu, Sze, Wang and Zhang, respectively, in connection with this compensation arrangement.  As payment for Board service from January 1, 2004 through June 30, 2004, we have paid or will pay in the aggregate $12,000, $11,500, $8,000, $11,500, $11,000, $12,000 and $4,500 to directors Gibian, Gibson, Kondamoori, Lu, Sze, Wang and Zhang, respectively.

Non-employee directors are eligible to receive options under our 1999 Option Plan. Each individual who first joins the Board of Directors as a non-employee director will receive at that time an option for 5,000 common shares. The shares subject to each new non-employee director’s initial option vests monthly over four years from the date of appointment to the Board. In addition, at each of our annual shareholders’ meetings, each non-employee director who continues to be a director after that meeting will automatically be granted an option for 1,000 common shares which will vest one-twelfth per month following the date of grant. However, any non-employee director who receives an option for 5,000 shares under the 1999 Option Plan will first become eligible to receive the annual option for 1,000 shares at the annual meeting that occurs during the calendar year following the year in which he received the option for 5,000 shares. Directors are further eligible for stock option grants at the discretion of the Compensation Committee. In December 2003, we granted an option to purchase 1,000 shares at an exercise price of $5.05 per share to each of directors Gibian, Gibson, Lu, Sze and Wang. In August 2003, we granted an option to purchase 5,000 shares at an exercise price of $2.53 per share to Dr. Zhang. In December 2003, we granted an option to purchase 5,000 shares at an exercise price of $5.05 per share to Mr. Kondamoori.

Employment Agreements with Named Executive Officers

In July 2003, we entered into an employment agreement with Erwin F. Leichtle, our President and Chief Executive Officer. The agreement provided for an annual base salary of $275,000 and an annual bonus of $150,000 based on meeting or exceeding mutually agreed-to-objectives with respect to revenues, margins, cash flow and profitability. The agreement also provides Mr. Leichtle with a stock option to purchase 250,000 common shares subject to time-based vesting over a four-year period. The agreement provides that Mr. Leichtle is an employee-at-will, which means that his employment may be terminated at any time at our sole discretion. The agreement also provides that if Mr. Leichtle is terminated without cause, we will owe him severance to be paid over 12 months equal to 12-months of his then current annual base salary, continued health benefits coverage over the same 12 month period and continued vesting of his stock option for a period of 12 months following his termination. In the event of a change-in-control of Interwave and termination without cause, the vesting of Mr. Leichtle’s stock option will fully accelerate.

In June 2003, we entered into a new employment agreement with Cal R. Hoagland, our Senior Vice President and Chief Financial Officer. The agreement provided for an annual base salary of $225,000 and additional compensation of thirty percent of his annual base salary earned as a result of a Management Bonus Offer Program or a Management Incentive Plan. The agreement provides that Mr. Hoagland is an employee-at-will, which means that his employment may be terminated at any time at our sole discretion. The agreement also provides that in the event of a termination without cause, we will owe him severance to be paid over 9 months equal to 9 months of his then current annual base salary, continued health benefits coverage over the same 9 month period and continued vesting of all stock options for a period of 12 months following his termination.

In September 2003, we entered into an employment agreement with Lars Lindell, our Vice President and General Manager of the CDMA Division. The agreement provided for an annual base salary of $190,000 and an annual bonus of $75,000 based on meeting or exceeding mutually agreed-to-objectives associated with market penetration, revenues, new orders, expenses and new product integration. The agreement also provides Mr. Lindell with a stock option to purchase 40,000 common shares subject to time-based vesting over a four-year period. The agreement also provides for a taxable monthly automobile allowance of $400 and reimbursement for all reasonable coach travel expenses associated with return trips once every other month for a period of one year to Amsterdam, Netherlands. The agreement provides that Mr. Lindell is an employee-at-will, which means that his employment may be terminated at any time at our sole discretion. The agreement also provides that if Mr. Lindell is terminated without cause, we will owe him severance to be paid over 6 months equal to 6 months of his then current annual base salary, continued health benefits coverage over the same 6 month period and continued vesting of his stock options for a period of 12 months following his termination. In the event of a change-in-control of Interwave and termination without cause, the vesting of Mr. Lindell’s stock options will fully accelerate.

In May 2004, the company entered into a new employment agreement with Padraig Stapleton, our Vice President of Engineering. The agreement provided for an annual base salary of $165,000. The agreement also provides that Mr. Stapleton is an employee-at-will, which means that his employment may be terminated at any time at our sole discretion. The agreement also provides that if Mr. Stapleton is terminated without cause, we will owe him severance to be paid over 3 months equal to 3 months of his then current annual base salary, continued health benefits coverage over the same 3 month period and accelerated vesting of 3 months of unvested stock options.

In June 2003, we entered into a new employment agreement with William T. Carlin, our Senior Vice President and Chief Operating Officer. The agreement provided for an annual base salary of $200,000 and all commissions earned and payable under our sales commissions plan and any other bonus compensation earned under either a Management Bonus Offer program or Management Incentive Plan. The agreement provides that Mr. Carlin is an employee-at-will, which means that his employment may be terminated at any time at our sole discretion. The agreement also provides that in the event of a termination without cause, we will owe him severance to be paid over 9 months equal to 9 months of his then current annual base salary, continued health benefits coverage over the same 9 month period and continued vesting of all stock options for a period of 12 months following his termination. Mr. Carlin resigned as Senior Vice President and Chief Operating Officer in October 2004.  We are currently negotiating a severance arrangement with Mr. Carlin, which would provide him with severance benefits substantially similar to those provided for in his employment agreement referenced above, and which would contain a standard release of claims against us.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is currently, or has been at any time since our formation, one of our officers or employees. During the fiscal year ended June 30, 2004, none of our executive officers has served as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The following table shows the common shares beneficially owned as of October 19, 2004 by:

•              each person who is known by us to beneficially own 5% or more of our outstanding common shares;

•              each of our Named Executive Officers;

•              each of our directors; and

•              all our executive officers and directors as a group.

                Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes common shares which the named person has the right to acquire, through conversion, option or warrant exercise, or otherwise, within 60 days after October 19, 2004. Percentage of beneficial ownership is based on 9,388,302 shares outstanding as of October 19, 2004. Beneficial ownership calculations for 5% shareholders are based solely on publicly-filed Schedule 13Ds or 13Gs, which 5% shareholders are required to file with the SEC, and which generally set forth ownership interests as of October 19, 2004. Except as otherwise noted, the address of each person listed in the table is c/o Interwave Communications International Ltd., 2495 Leghorn Street, Mountain View, CA 94043.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class
5% Shareholders
Empire Capital Partners, L.P. and affiliated entities (a)	1,549,603	16.5%
GBase Communications (b)	1,265,848	13.5%
Directors and Named Executive Officers
Thomas Gibian (c)	53,556	*
William E. Gibson (d)	110,006	1.2%
Robert Kondamoori (e)	1,566	*
Priscilla M. Lu (f)	409,653	4.3%
Nien Dak Sze (g)	15,613	*
Andrew C. Wang (h)	19,506	*
Ker Zhang (i)	4,838	*
William T. Carlin (j)	37,929	*
Cal R. Hoagland (k)	59,835	*
Erwin F. Leichtle (l)	88,602	*
Padraig Stapleton (m)	21,180	*
Lars Lindell (n)	12,396	*
All directors and executive officers of the Company as a group (12 persons, including the foregoing) (o)	834,680	8.6%

*              Less than one percent.

(a)                                  Empire GP, L.L.C. ("Empire GP") is the general partner of Empire Capital Partners, L.P. ("Empire Capital"), which holds directly 1,256,300 of our common shares. Empire Capital Management L.L.C. ("Empire CM") is the investment manager with respect to 293,300 of our common shares collectively held by Empire Capital Partners, Ltd., Empire Capital Partners II, Ltd., Charter Oak Partners L.P. and Charter Oak II Partners L.P. (the "Managed Funds") and is the management company to Empire Capital. Scott Fine and Peter J. Richards are

the managing members of Empire GP and Empire CM. For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended: Empire GP may be deemed to own beneficially 1,256,300 shares held by Empire Capital; Empire CM may be deemed to own beneficially 293,300 shares held by the Managed Funds; and Messrs. Fine and Richards, each, may be deemed to own beneficially 1,549,603 shares held by Empire Capital and the Managed Funds. The address for Empire GP, Empire Capital, Empire CM and Messrs. Fine and Richards is 1 Gorham Island, Westport, CT 06880.

(b)                                 Shares currently held in trust by GBase Communications Liquidating Trust, c/o Kiomars Anvari and Jonathan Chang, Co-trustees, 420 N. Wiget Lane, Walnut Creek, California 94598 or 940 Mission Court, Fremont, California 94539.

(c)                                  Includes 9,979 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(d)                                 Includes 34,773 shares held by Crossroads Venture Capital L.L.C., 588 shares held by a trust for Mr. Gibson's grandson, 29 shares held by a trust for Mr. Gibson's mother-in-law, 1,906 shares held by a charitable remainder trust and 1,239 shares held by Crossroads Venture Investors II L.P. Mr. Gibson disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Includes 56,375 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(e)                                  Includes 1,250 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(f)                                    Includes 200,000 shares held by Best Ventures. Includes 8,000 shares held by Douglas Lu-Hill Irrevocable Trust; 8,000 shares held by Olivia Lu-Hill Irrevocable Trust; and 8,000 shares held by Felicity Lu-Hill Irrevocable Trust. Dr. Lu disclaims beneficial ownership of these shares, except to the extent of her pecuniary interest therein. Includes 41,586 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(g)                                 Includes 6,416 shares held by Sze Family Investment Limited. Mr. Sze disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Includes 7,479 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(h)                                 Includes 1,000 shares held by the Wang 1987 Trust. Mr. Wang disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Includes 9,979 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(i)                                     Includes 1,667 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(j)                                     Includes 30,729 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(k)                                  Includes 59,835 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(l)                                     Includes 88,542 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(m)                               Includes 21,150 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(n)                                 Includes 12,396 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

(o)                                 Includes 340,967 shares issuable upon exercise of options exercisable within 60 days of October 19, 2004.

Changes in Control

On July 27, 2004, we entered into an amalgamation agreement with Alvarion Ltd., an Israeli company, and Alvarion Mobile Inc., a wholly owned subsidiary of Alvarion, under which we will be amalgamated with Alvarion Mobile, and Alvarion Mobile will be the surviving company.  The parties subsequently amended the amalgamation agreement on August 25, 2004 and October 16, 2004.  For additional information on the amalgamation and the amended amalgamation agreement, please refer to our preliminary proxy statement filed with the Securities and Exchange Commission on October 26, 2004.

Item 13.  Certain Relationships and Related Transactions

Since July 1, 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we or any of our subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director or nominee, executive officer, holder of more than 5% of our common shares or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (i) compensation agreements and other arrangements, which are described above in “Employment Agreements with Named Executive Officers” and “Compensation of Directors,” (ii) the interests of our directors and executive officers in the proposed amalgamation which are described above in “Changes in Control” and (ii) the transactions described below.

Loans to Executive Officers. We loaned Dr. Lu $132,000 in August 1999 so that she could exercise her expiring option holdings. The options were exercised for 40,000 of our common shares at an exercise price of $3.30 per share. In exchange for the loan, Dr. Lu entered into a promissory note with us in which she agreed to repay the loan on or before August 26, 2004. Dr. Lu timely paid all principal and accrued interest on the promissory note when due.

Executive Search and Recruiting Fees to a Company Owned By the Spouse of a Former Director. From July 2002 to August 2003, we paid $67,631 to Storm & Company, an executive search firm owned by Danelle Storm Rosati, for executive search and recruiting fees in connection with the search for a new Chief Executive Officer. Mario M. Rosati is the husband of Danelle Storm Rosati. Mr. Rosati joined our Board of Directors in May 2002 and resigned in August 2003.

Amalgamation Agreement with Alvarion.  Pursuant to the amended amalgamation between us, Alvarion and Alvarion Mobile, our shareholders, including our directors and executive officers, are entitled to receive $4.18 in cash, without interest, for each common share they own upon consummation of the amalgamation.  Under the amended amalgamation agreement, Mr. Leichtle, Mr. Lindell, Mr. Stapleton and Mr. Hoagland will enter into new employment agreements with Alvarion when the amalgamation is completed.  Under Mr. Leichtle’s new agreement, Mr. Leichtle will receive a signing bonus in the amount of $164,500, an annual salary of $275,000, a potential retention bonus of $100,000 if Mr. Leichtle continues to be employed by Alvarion after 18 months, an annual performance bonus of up to $150,000, an option to purchase 100,000 Alvarion ordinary shares at their current fair market value and an option to purchase 20,850 Alvarion ordinary shares at an exercise price equal to the par value of such shares.  Under Mr. Lindell’s new employment agreement, Mr. Lindell will receive an annual salary of $190,000, a potential retention bonus of $40,000 if Mr. Lindell continues to be employed by Alvarion after 18 months, a performance bonus in an amount equal to up to 40% of his base salary for the 2005 fiscal year and an option to purchase 25,000 Alvarion ordinary shares under Alvarion’s stock option plan.  Under Mr. Stapleton’s new employment agreement, Mr. Stapleton will receive an annual salary of $165,000, a potential retention bonus of $35,000 if Mr. Stapleton continues to be employed by Alvarion after 18 months, a performance bonus in an amount equal to up to 20% of his base salary for the 2005 fiscal year and an option to purchase 19,000 Alvarion ordinary shares under Alvarion’s stock option plan.  Under Mr. Hoagland’s transitional employment arrangement, Mr. Hoagland will receive a salary at an annualized rate of $225,000 through January 7, 2005, a potential retention bonus equal to 40% of his prorated annual salary for the period beginning July 1, 2004 if he remains employed with Alvarion Mobile or Alvarion until January 7, 2005 and tax gross-up payments in the event his severance or other benefits under his employment agreement constitute “parachute payments” under the Internal Revenue Code and are subject to excise tax.  For additional information on the amalgamation and the amended amalgamation agreement, please refer to our preliminary proxy statement filed with the Securities and Exchange Commission on October 26, 2004.

Legal Counsel.  Mr. Mario M. Rosati joined the Board of Directors in May 2002 and resigned in August 2003. Mr. Rosati is a member of Wilson Sonsini Goodrich & Rosati (“WSGR”). During the fiscal year ended June 30, 2004, we employed WSGR as our legal counsel.

Bonus to Executive Officers.  For fiscal year 2004, Mr. Leichtle, Mr. Hoagland, Mr. Lindell and Mr. Stapleton earned performance bonuses of $150,000, $70,000, $44,000 and $30,000, respectively.

Consulting Arrangement with Mr. Gibson.  During fiscal year 2004, we paid Mr. Gibson approximately $89,000 for consulting services in connection with raising funds for the CDMA business unit and Mr. Gibson’s service on our

Executive Committee, which oversaw our daily operations and the recruitment of a new President and Chief Executive Officer subsequent to Dr. Lu’s resignation as our Chief Executive Officer.

Employment Agreement with Dr. Lu.  In May 2003, we entered into a new employment agreement with Dr. Priscilla M. Lu, our former Chief Executive Officer, who continued to be employed by us in other capacities until October 2003.  The agreement provided for a salary of no less than $7,692.31 per biweekly pay period and provided that in the event of a termination without cause, we would owe her severance to be paid over 12 months equal to 12 months of her then current annual base salary, continued health benefits coverage over the same 12 month period and continued vesting of all stock options for a period of 12 months following her termination. The agreement also provided for an extension for a period of up to 9 months to exercise her vested options after termination. Dr. Lu’s employment with us was terminated in October 2003.  Pursuant to her employment agreement’s salary and severance obligations, Dr. Lu earned $201,523 during the fiscal year ended June 30, 2004.

Issuance of Common Shares to GBase Communications.  From September 2002 through June 2004, Interwave issued a total of 1,265,847 common shares in exchange for substantially all the assets of GBase Communications and in fulfillment of all the terms of the asset purchase agreement with GBase Communications. This amount included a total of 949,000 common shares as consideration valued at $685,000 in fiscal 2004.

Our bye-laws provide that we shall indemnify our directors, officers, employees and other agents but not for acts of fraud and dishonesty on the part of these indemnified parties. In addition, our bye-laws provide that our shareholders agree to waive any claims or right of actions the shareholders may have against any of our directors or executive officers on account of any action taken by the directors or executive officers in their capacity for Interwave. This waiver does not apply to claims arising under the U.S. federal securities laws. Our bye-laws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether our bye-laws expressly permit indemnification.

We have entered into agreements indemnifying our directors and executive officers, in addition to the indemnification provided for in our bye-laws. These agreements, among other things, indemnify our directors and executive officers for certain expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any director or executive officer in any action or proceeding, including any action by or in our right arising out of that person’s services as a director, officer, employee, agent or fiduciary for Interwave, any subsidiary of ours or any other company or enterprise to which the person provides services at our request. The agreements do not provide for indemnification in cases where:

•                                          the claim is brought by the indemnified party;

•                                          the indemnified party has not acted in good faith;

•                                          the claim arises under section 16(b) of the Securities Exchange act; or

•                                          the indemnified party has engaged in acts, omissions or transactions for which the indemnified party is prohibited from receiving indemnification under the agreement or applicable law.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. It is the position of the SEC that indemnification for liabilities arising under federal or state securities laws is against public policy and not enforceable.

Item 14.  Principal Accountant Fees and Services

For the fiscal years ended June 30, 2003 and June 30, 2004, KPMG LLP, our previous years’ independent auditor and principal accountant, billed the approximate fees set forth below:

	FY03 ($)		FY04 ($)
Audit Fees	587,650		677,043
Audit-Related Fees	—		—
Tax Fees	60,696	(1)	71,647	(1)
All Other Fees	—		25,429	(2)

___________________

(1)  Represents fees for preparation of state, federal and foreign tax returns and extensions.

(2)  Represents fees for KMPG LLP’s services as corporate secretary of our Hong Kong subsidiary and for its review of government grant submissions for our Ireland subsidiary.

KPMG LLP resigned as our auditor and principal accountant on March 25, 2004.  On April 20, 2004, we engaged Burr, Pilger & Mayer LLP to audit our financial statements as of and for the fiscal year ending June 30, 2004.  For the fiscal year ended June 30, 2004, Burr Pilger & Mayer LLP billed the approximate fees set forth below:

	FY04 ($)
Audit Fees	216,365
Audit-Related Fees	9,070	(1)
Tax Fees	—
All Other Fees	—

___________________

(1)  Represents fees for services in connection with acquisition-related matters.

The Audit Committee has the sole authority to approve (i) the hiring and firing of the independent auditors; (ii) all audit engagement fees and terms; and (iii) all non-audit engagements, as may be permissible, with the independent auditors.  Generally, prior to the initiation of audit, audit-related, tax, and other services provided by our independent auditors, the Audit Committee is presented with a proposal for such service and an estimate of the fees for pre-approval. The requests for pre-approvals are presented to the Audit Committee at the time of the committee’s regularly scheduled meetings, or on an as-needed basis. The Audit Committee has approved the engagement of our independent auditors and has pre-approved 100% of the estimated audit, audit-related, tax, and other services described above for fiscal 2003, and 92% of the estimated audit, audit-related, tax and other services for fiscal 2004.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Mountain View, State of California, on October 28, 2004.

INTERWAVE COMMUNICATIONS INTERNATIONAL, LTD.

By:	/s/ ERWIN F. LEICHTLE
Erwin F. Leichtle
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ ERWIN F. LEICHTLE	President and Chief Executive Officer and Director	October 28, 2004
Erwin F. Leichtle	(Principal Executive Officer)

/s/ CAL R. HOAGLAND	Senior Vice President and Chief Financial Officer	October 28, 2004
Cal R. Hoagland	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	October 28, 2004
William E. Gibson

*	Director	October 28, 2004
Thomas R. Gibian

*	Director	October 28, 2004
Bob Kondamoori

*	Director	October 28, 2004
Priscilla M. Lu

*	Director	October 28, 2004
Nien Dak Sze

*	Director	October 28, 2004
Andrew C. Wang

	Director	October __, 2004
Ker Zhang

* By:	/s/ ERWIN F. LEICHTLE
Erwin F. Leichtle
Attorney in Fact