Form 10-Q
period 2004-09-30
INTERWAVE COMMUNICATIONS INTERNATIONAL LTD
filed 2004-11-15
CIK 1095478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

As of November 1, 2004, 9,407,805 common shares, par value $0.01 per share, of the registrant were outstanding.

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash	$2,072	$5,350
Restricted cash, current portion	184	382
Trade receivables, net of allowance of $1,117 and $968 as of September 30, 2004 and June 30, 2004, respectively	7,356	8,210
Trade receivables from related parties	362	593
Inventories, net	8,935	7,989
Prepaid expenses and other current assets	2,626	2,634
Total current assets	21,535	25,158
Restricted cash, long term portion	199	199
Property and equipment, net	2,604	2,747
Purchased technology, net	2,346	2,620
Patents and other intangibles, net	3,124	3,387
Other assets	63	113
Total assets	$29,871	$34,224
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7,073	$3,588
Current portion of notes and capital leases payable	145	308
Accounts payable	6,264	6,933
Accrued expenses	3,156	3,283
Accrued compensation	1,718	2,034
Income taxes payable	72	172
Accrued restructuring	1,018	1,416
Deferred revenue	317	283
Deferred revenue from related parties	—	95
Advance customer deposits	3,940	4,093
Total current liabilities	23,703	22,205
Other long term liabilities	1,000	1,000
Total liabilities	24,703	23,205
Shareholders’ equity:
Common shares, $0.01 par value; 20,000,000 shares authorized; 9,261,236 and 9,164,605 shares issued and outstanding as of September 30, 2004 and June 30, 2004, respectively	92	91
Additional paid-in capital	345,128	344,863
Receivables from shareholders	—	(185)
Accumulated other comprehensive loss	(116)	(116)
Accumulated deficit	(339,936)	(333,634)
Total shareholders’ equity	5,168	11,019
Total liabilities and shareholders’ equity	$29,871	$34,224

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Product revenues	$3,868	$9.954
Service revenues	264	761
Total revenues (inclusive of related party revenues of $55, and $37 for 2004 and 2003 respectively)	4,132	$10,715
Product cost of revenues	2,932	4,713
Service cost of revenues	1,193	1,027
Amortization of intangible assets	537	457
Total cost of revenues	4,662	6,197
Gross profit (loss)	(530)	4,518
Operating expenses:
Research and development	2,270	2,235
Selling, general and administrative	3,305	5,518
Restructuring charges	—	58
Total operating expenses	5,575	7,811
Loss from operations	(6,105)	(3,293)
Interest income	3	6
Interest expense	(245)	(46)
Other expense, net	(48)	(79)
Loss before income taxes	(6,395)	(3,412)
Income tax benefit (expense)	93	(11)
Net loss	$(6,302)	$(3,423)
Basic and diluted net loss per share	$(0.69)	$(0.51)
Shares used in computing basic and diluted net loss per share	9,197	6,772

See Notes to Condensed Consolidated Financial Statements

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,302)	$(3,423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	970	1,064
Compensation expense related to issuance of stock option and stock grants	7	129
Inventory valuation and purchase commitment charges (recoveries)	(350)	(244)
Provision for bad debt	162	361
Changes in operating assets and liabilities:
Trade receivables	936	446
Inventories	(596)	1,203
Prepaid expenses and other assets	8	—
Accounts payable	(669)	2,175
Accrued and other liabilities	(956)	1,831
Deferred revenue and other	(214)	(160)
Other assets	50	(264)
Net cash provided by (used in) operating activities	(6,954)	3,118
Cash flows from investing activities:
Sale of investments	—	80
Purchases of property and equipment	(290)	—
Decrease in restricted cash	198
Net cash provided by (used in) investing activities	(92)	80
Cash flows from financing activities:
Payment of shareholder receivable	185	—
Proceeds from short-term borrowings, net	3,485	—
Principal payments on notes payable and capital lease obligations	(163)	(1,180)
Proceeds from issuance of common shares and other	261	—
Net cash provided by (used in) financing activities	3,768	(1,180)
Net increase (decrease) in cash and cash equivalents	(3,278)	2,018
Cash and cash equivalents at beginning of period	5,350	4,371
Cash and cash equivalents at end of the period	$2,072	$6,389

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of results for the entire fiscal year ending June 30, 2005 or any other period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring net losses, including net losses of $6.3 million and $3.4 million for the three-month periods ended September 30, 2004 and 2003, respectively, and the Company also had net cash used in operations of $7.0 million for the three-month period ended September 30, 2004.  The Company's  management is currently attempting to execute plans intended to increase revenues and margins, and to reduce spending. The Company may seek to raise additional financing through the issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings. If additional funds are raised through the issuance of preferred equity or debt securities or secured borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of the Company's common shares, and the terms of any debt could impose restrictions on the Company's operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If the Company cannot raise funds on terms favorable to it, or raise funds at all, the Company may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If the Company is unable to raise additional funds, the Company may be required to reduce the scope of its planned operations, which could harm its business, or the Company may even need to cease operations.

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

Under SFAS No. 123, the Company is required to disclose the pro forma effects on net loss and net loss per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistently with the fair value approach described in SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share for the three months ended September 30, 2004 and 2003 would have been changed as indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003
Net loss	$(6,302)	$(3,423)
Less: Stock-based employee compensation expense using the fair value based method, net of tax effect	(286)	(181)
Pro forma net loss	$(6,588)	$(3,604)

Net loss per share:
As reported	$(0.69)	$(0.51)

Pro forma	$(0.72)	$(0.53)

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions used for grants in 2004 and 2003, which are presented below. Assumptions related to the Employee Share Purchase Plan are not presented as the related compensation expense amounts are insignificant.

	Three Months Ended September 30,
	2004	2003
Weighted average risk-free rate	3.00%	1.00%
Expected life (years)	3.44	3.40
Volatility	186%	72%
Dividend yield	—	—

During the three-month periods ended September 30, 2004 and 2003, the Company granted options with a weighted-average fair value of approximately $5.01 and $2.52, respectively.

3.                 COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the cumulative foreign currency translation adjustment.

The components of the Company’s total comprehensive loss were (in thousands):

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Net loss	$(6,302)	$(3,423)
Foreign currency translation adjustments	—	66
Total comprehensive loss	$(6,302)	$(3,357)

4.                 BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The denominator used in the computation of basic net loss per share is the weighted-average number of common shares outstanding for the respective periods. Diluted net loss per share would give effect to the dilutive effect of potential common shares, such as stock options and warrants. Warrants to purchase 0.3 million and 0.7 million shares of common stock and options to purchase 1.4 million and 1.2 million shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

5.                 RESTRICTED CASH

The Company maintains stand-by letters of credit in the amount of $0.4 million as collateral on the leased facility in Mountain View and customer guarantees, which are restricted for use. As of September 30, 2004, $0.2 million and $0.2 million are classified as short-term and long-term, respectively, on the accompanying consolidated balance sheets.

6.   INVENTORIES, NET

                Inventories consisted of the following (in thousands):

	September 30, 2004	June 30, 2004
	(unaudited)
Work in process	$6,934	$5,460
Finished goods	1,316	1,332
Inventory held at subcontractors	685	1,197
Total	$8,935	$7,989

7.                 RESTRUCTURING CHARGES

The Company’s restructuring accrual is summarized as follows (in thousands):

For the three-month period ended September 30, 2004	Restructuring Accrual as of June 30, 2004	Additions/ Reversals	Payments	Restructuring Accrual as of September 30, 2004
Future lease payments related to abandoned facilities	$1,350	$	$(356)	$994
Workforce reduction	66		(42)	24
Total	$1,416	$	$(398)	$1,018

The remaining restructuring accrual for future lease payments related to abandoned facilities is expected to be paid out through calendar year 2006.

8.                 ACCRUED WARRANTY AND RELATED COSTS

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

The following table reconciles changes in the Company’s accrued warranty which is included in accrued expenses and related costs for the three-month periods ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Beginning accrued warranty and related costs	$201	$569
Cost of warranty claims	—	—
Ending accrued warranty and related costs	$201	$569

9.                                      LINES OF CREDIT

The Company has a revolving line of credit in the amount of $2.5 million from Silicon Valley Bank at an interest rate of 1.5% monthly available against certain domestic gross accounts receivable outstanding. The agreement provides for automatic one-year renewal unless terminated by written notice of either party. The line of credit is available through June 30, 2005. As of September 30, 2004 and June 30, 2004, $0.7 million and $2.1 million, respectively, was outstanding on the line of credit. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable.

In June 2004, the Company obtained a revolving line of credit up to $1.5 million from Partners for Growth, or PFG, at a monthly interest rate of 1.5% and which was not to exceed the lower of the dollar credit limit or an amount equal to sum of 80% of the Company’s eligible current domestic and foreign accounts receivable, 100% of the Company’s eligible supported letters of credit, 75% of the Company’s eligible purchase orders and 50% of the Company’s eligible inventory, respectively. The line of credit was accompanied by warrants to purchase 57,000 common shares of the Company. The warrants have an exercise price of $3.60 per share.  The Company recorded $0.2 million to prepaid expense for the deemed fair value of the warrants. The value of the warrant will be expensed ratably over the term of the line of credit. The line of credit is available through June 3, 2005.  In September 2004, an additional $2.0 million was made available by Partners for Growth, or PFG, to the Company with principal to be repaid equal to borrowings in excess of $575 thousand from Silicon Valley Bank through September 30, 2004 and repaid in full by October 31, 2004.  In September 2004, the Company borrowed the additional $2.0 million available under the line of credit, and repaid the additional $2.0 million in borrowings on November 2, 2004.

Concurrent with the signing of an agreement to amalgamate with a wholly-owned subsidiary of Alvarion in late July 2004, Alvarion provided a $3 million loan facility and lent the full amount available under the loan facility to us.  In October 2004, concurrent with an amendment to the amalgamation agreement, Alvarion made available an additional $5.0 million which was lent to the Company in October and November 2004. Borrowings under the loan facility bear interest at 6% per annum and are to be collateralized by a third priority security interest subordinate to our currently outstanding debt to financial institutions.  Upon completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be cancelled.  In the event that the amalgamation is not completed, or in the event that the amalgamation agreement is terminated prior to completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be due and payable on the earlier of the lapse of six months following the grant of the additional loan (see Note 13 Subsequent Events) by Alvarion to us under the loan facility or 30 days following completion of any other acquisition transaction with us.

The borrowing agreements with Silicon Valley Bank, PFG and Alvarion pledge substantially all of the Company’s assets including certain of its intellectual property in favor of the lenders.

10.                               TRANSACTIONS WITH SHAREHOLDERS, MAJOR CUSTOMERS AND CONCENTRATION OF RISK

The Company is engaged in business transactions with shareholders or major customers resulting in the following revenue (in thousands):

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Revenue:
United Nations	$919	$—
SafariCom	469	34
Commercial Facilitators Limited	—	4,880
Halabcha General Trading	—	1,265
Hutchinson Telecommuncations Group**	50	37
Total	$1,438	$6,182

** Related party of the Company

These customers accounted for the following percentages of revenues comprising greater than 10% of revenue:

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Revenue:
United Nations	22%	*
SafariCom	11%	*
Commercial Facilitators Limited	*	46
Halabcha General Trading	*	12%

* Less than 10%

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral (other than security interest in the equipment) on trade receivables.

The following table summarizes information relating to the Company’s significant customers with trade receivable balances greater than 10% as a percentage of trade receivables (including trade receivables from related parties), net of allowance:

	As of
	September 30, 2004	September 30, 2003
	(unaudited)
Trade Receivables:
Outremer	19%	14%
Safari.com	17	14
Datatel	12	10
United Nations	—	10
Hutchinson Telecommunications Group *	4	6
UT Starcom *	1	1
Eastern Communications Co. Ltd *	—	—

* Less than 10%; related party of the Company

11.          COMMITMENTS

The Company generally commits to purchase products from its two contract manufacturers to be delivered within the most recent 60 days covered by forecasts with cancellation fees. As of September 30, 2004, the Company had committed to make purchases totaling $1.0 million from these manufacturers in the next 60 days. In addition, in specific instances, the Company may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. There are currently no associated losses related to the purchase commitments.

As of September 30, 2004 and June 30, 2004, the Company has established an accrual for purchase commitments of $127 thousand and $37 thousand, respectively, for excess inventory component commitments to key component vendors that it believes may not be realizable during future normal ongoing operations.

12.          SEGMENT INFORMATION

The Company operates in a single segment.  The Company’s cellular products, such as GSM infrastructure equipment and software, support an entire wireless network within a single, compact enclosure.

Due to the nature of the Company’s business, shipments are frequently made to a systems integrator located in the United States or in another country, only to be repackaged and shipped to a different country for actual installation.  Geographic revenue information for the three-month periods ended September 30, 2004 and 2003 is based on the location of the Company’s customers. Long-lived assets include property, plant and equipment and intangible assets. Property, plant and equipment information is based on the physical location of the asset at the end of each period presented.

The following table sets forth the Company’s total revenues and property, plant and equipment information for geographic areas (in thousands):

	Three months ended September 30,
	2004	2003
	(unaudited)
Net Revenues:
United States	$2,583	$543
North America (other than United States)	229	93
Latin America	18	24
Europe, Middle East and Africa	832	8,432
Asia Pacific	470	1,623
Total	$4,132	$10,715

	As of September 30, 2004	As of June 30, 2004
	(unaudited)
Property, Plant and Equipment:
United States	$1,855	$1,866
Latin America	30	—-
Europe, Middle East and Africa	321	445
Asia Pacific	398	436
Total	$2,604	$2,747

All intangible assets are located in the United States.

13.          SUBSEQUENT EVENTS

In October 2004, concurrent with an amendment to the amalgamation agreement, Alvarion made available an additional $5.0 million under the loan facility, which was lent to the Company in October and November 2004.  Borrowings under the loan facility bear interest at 6% per annum and are to be collateralized by a third priority security interest subordinate to our currently outstanding debt to financial institutions.  Upon completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be cancelled.  In the event that the amalgamation is not completed, or in the event that the amalgamation agreement is terminated prior to completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be due and payable on the earlier of the lapse of six months following the grant of the additional loan by Alvarion to us under the loan facility or 30 days following completion of any other acquisition transaction with us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.  This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1993, as amended.  The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements.  In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission.  These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Risk Factors.”  Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.  Our fiscal year ends on the actual calendar month end of June 30.

OVERVIEW

Interwave Communications International Ltd. is a global provider of scaleable wireless infrastructure networks that offer a cost effective solution to extend coverage and connectivity to hard-to-reach areas. We were incorporated in June 1994 and recorded our first product sale in May 1997. Our systems support wireless voice and data transmission for both mobile and fixed applications.

We offer a complete line of compact GSM and CDMA systems. We have pioneered what we believe is the only commercially available system that provides all of the infrastructure equipment and software necessary to support an entire wireless network within a single, compact enclosure. Our networks may be deployed in communities with a few thousand subscribers and may be scaled to grow to more than a hundred thousand subscribers. Our products provide wireless network operators with a simple, easy-to-support and maintain network that is software configurable to various network architectures. We added the CDMA 2000 product line after acquiring the assets of GBase Communications in September 2002.

Deployments of our community networks began in 1998, primarily in China and Africa, to add capacity and coverage to existing systems. Trials of our wireless office systems commenced in 1999 in both Europe and Asia. Prior to May 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel, conducting customer field trials and raising capital. We generated net revenues of $4.1 million and $10.7 million for the quarter ended September 30, 2004 and 2003, respectively.  We incurred net losses of $6.3 million and $3.4 million for the quarters ended September 30, 2004 and 2003, respectively.  As of September 30, 2004, we had an accumulated deficit of $339.9 million. We have obtained and may require additional capital to fund our operations during the remainder of fiscal 2005 and beyond. Additional concerns are discussed more fully in the “Operations” and “Liquidity and Capital Resources” sections and in the “Risk Factors” section.

On July 27, 2004, we and Alvarion Ltd. announced that the two companies entered into a definitive agreement for Alvarion to acquire us. The parties subsequently amended the amalgamation agreement on August 25, 2004 and October 16, 2004.  Under the amended agreement, Alvarion and Interwave agreed to reduce the purchase price in the amalgamation from $5.75 per share to $4.18 per share.  In addition, the parties agreed that Alvarion would provide us with $5 million in additional interim financing.  For additional information on the amalgamation and the amended amalgamation agreement, please refer to our definitive proxy statement filed with the Securities and Exchange Commission on November 8, 2004 and additional concerns which are discussed more fully in the “Risk Factors” section.

Although the downturn in the global economic environment and in the telecommunications industry in particular, which began in early 2001, continued throughout the first quarter of fiscal 2005, we believe that our industry began to show some signs of stability and recovery in certain markets. Competition remained intense as larger communications equipment providers began to either consolidate or more aggressively pursue markets that addressed smaller subscriber bases such as ours. We believe that upgrades to our GSM product offering, including the addition of a new high-capacity switch, a new operating and maintenance center and a new radio base station, have increased commercial functionality of our CDMA offering and expanded value-added services.

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

We generate revenues through sales by our direct sales force to wireless service providers, sales to system integrators that either sell our systems on a stand-alone basis or integrate them with their systems and sales to communications equipment providers.  The components of sales by channel in percentage of revenues are as follows:

	Three Months Ended September 30,
	2004	2003
Wireless service providers	69%	88%
System integrators	30%	10%
Communication equipment providers	1%	2%

Net revenues outside North America represented approximately 32% and 94% of total net revenues for the three months ended September 30, 2004 and 2003, respectively.  We have derived and expect to continue to derive a majority of our revenues from products installed outside the United States by both non-U.S. and U.S. based communications equipment providers, systems integrators and wireless service providers.  We believe that the majority of products we sell in the United States are ultimately installed outside the United States by both non-U.S. and U.S. based wireless service providers, systems integrators and communications equipment providers, exposing our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments and other risks associated with global operations. All of our revenues are currently denominated in U.S. dollars, which may reduce our exposure to fluctuations in revenues attributable to changes in currency exchange rates. In the future, business conditions may require us to sell our products in other currencies. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, the potential loss of security interest, political instability, and reduced ability to enforce obligations and reduced protection for our intellectual property.

Of the revenue for the three-month period ended September 30, 2004, 68% was derived from sales in North America, 20% was derived from sales in Europe, the Middle East and Africa, 11% was derived from sales in Asia Pacific and 0.4% was derived from sales in Latin America. Of the revenue for the three month period ended September 30, 2003, 6% was derived from sales in North America, 78% was derived from sales in Europe, the Middle East and Africa, 15 % was derived from sales in Asia Pacific, and 0.2% was derived from sales in Latin America. We plan to market into countries where wireless telephone services are necessary for continued economic survival, offering solutions at prices for overall network deployment that are targeted to allow network operators to break even on their operations within one year. We plan to make further inroads into regions in Russia, Latin America, the former Soviet states, and parts of Asia.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force No. 00-21 (“EITF 00-21,”) “Revenue Arrangements with Multiple Deliverables.”

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

Restructuring Charges

Our Board of Directors approved a plan to reduce our workforce, consolidate facilities, and restructure certain business functions to streamline the organization for cost reduction primarily due to the severe downturn in the economic environment in the telecommunications industry. Restructuring charges are recorded in the consolidated statement of operations as a separate line item. Please refer to Notes to the Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Net revenues	100.0%	100.0%
Cost of revenues	112.8	57.8
Gross margin	(12.8)	42.2
Operating expenses:
Research and development	54.9	20.9
Selling, general and administrative	80.0	51.5
Restructuring charges	—	0.5
Total operating expenses	134.9	72.9
Loss from operations	(147.7)	(30.7)
Interest income (expense), net	(5.9)	(0.4)
Other expense, net	(1.2)	(0.7)
Income tax benefit (expense)	2.3	(0.1)
Net loss	(152.5)%	(31.9)%

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

Revenues decreased 61%, or $6.6 million, from $10.7 million in the first quarter of fiscal 2004 to $4.1 million in the first quarter of fiscal 2005. This decrease is due to longer internal capital expenditure approval cycles for some of our customers and to factors related to our pending amalgamation with Alvarion.

COST OF REVENUES

Cost of revenues decreased 25%, or $1.5 million, from $6.2 million in the first quarter of fiscal 2004 to $4.7 million in the first quarter of fiscal 2005.  As a percentage of total revenues, the cost of revenues was 113% in the first quarter of fiscal 2005 and 58% in the first quarter of fiscal 2004. The primary cause for the increase in cost of revenues as a percentage of revenues is that fixed and semi-fixed costs were spread over reduced revenue levels.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 2%, or $0.1 million, from $2.2 million in the first quarter of fiscal 2004 to $2.3 million in the first quarter of fiscal 2005.  The change is primarily due to an increase of $0.2 million in labor-related costs as a result of an increase in salaries, fringe benefits and bonuses related to additions to our workforce.  This increase was offset by a decrease of $0.1 million in depreciation and other miscellaneous expenses.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased 40%, or $2.2 million, from $5.5 million in the first quarter of fiscal 2004 to $3.3 million in the first quarter of fiscal 2005.  This decrease is primarily attributed to a $2.0 million decrease in compensation due to significantly reduced commissions expense on lower revenues and a $0.2 million decrease due to headcount reductions.

RESTRUCTURING CHARGES

We recorded no restructuring charges in the first quarter of fiscal 2005 compared with $58 thousand in the first quarter of fiscal 2004 due to severance related to headcount reductions.

INTEREST INCOME

Interest income decreased 50%, or $3 thousand, from $6 thousand in the first fiscal quarter of 2004 to $3 thousand in the first fiscal quarter of 2005.  This decrease was due to reduced cash levels as a result of the continued use of funds.

INTEREST EXPENSE

Interest expense was $245 thousand and $46 thousand in the first fiscal quarters of 2005 and 2004, respectively.  This expense was primarily associated with our short-term borrowings and equipment loans and lease balances outstanding during each period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the three month period ended September 30, 2004, net cash used in operating activities of $7.0 million was primarily attributable to net losses from operations, increases in inventory levels, and decreases in accounts payable, accrued liabilities and deferred revenue, partially offset by non-cash depreciation and amortization, as well as by a decrease in accounts receivable. For the three month period ended September 30, 2003, net cash provided by operating activities of $3.1 million was primarily attributable to net losses from operations offset by increases in accounts payable and accrued liabilities, non-cash depreciation and amortization as well as decreases in trade receivables and inventory.

Investing Activities.  For the three month period ended September 30, 2004, net cash used in investing activities of $0.1 million was primarily related to purchases of property and equipment of $0.3 million partially offset by a decrease in restricted cash of $0.2 million. For the three month period ended September 30, 2003, net cash provided by investing activities of $0.1 million consisted primarily of the sale of short-term investments, partially offset by purchases of property and equipment.  We expect that capital expenditures will remain nominal due to our continued cost-cutting efforts and conservation of cash resources.

Financing Activities.  For the three month period ended September 30, 2004, net cash provided by financing activities of $3.8 million consisted of our receiving $3.0 million in borrowings from Alvarion and $2 million in borrowings from Partners for Growth, offset by $1.6 million in principal payments to Silicon Valley Bank. For the three month period ended September 30, 2003, net cash used in financing activities of $1.2 million consisted of principal payments to Silicon Valley Bank.

Commitments.  We lease all of our facilities under operating leases that expire at various dates through calendar 2006. As of September 30, 2004, we had $1.3 million in future operating lease commitments for the remainder of fiscal 2005.  In May 2003, we relocated our principal administrative, manufacturing and engineering facilities from our former facility in Menlo Park, California to our main 34,500 square foot facility in Mountain View, California, which is also used for planning, procurement, final assembly, system testing, and quality control.  We commenced a three-year lease on our Mountain View facility in May 2003.  In the future we expect to continue to finance the acquisition of computer and network equipment through additional equipment financing arrangements.  Our significant cash commitments for the next few years are summarized as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

Operating lease commitments	$2,079	$1,338	$741	$—	$—
Capital lease commitments	145	145	—	—	—
Qualcomm license scheduled payments	661	661	—	—	—
Purchase commitments	2,026	2,026	—	—	—
Short-term borrowings	7,073	7,073	—	—	—
Income taxes payable	72	72	—	—	—
Other long-term liabilities	1,000	—	—	—	1,000
Total	$13,056	$11,315	$741	$—	$1,000

We have a revolving line of credit in the amount of $2.5 million from Silicon Valley Bank at an interest rate of 1.5% monthly available against certain domestic gross accounts receivable outstanding. The agreement provides for automatic one-year renewal unless terminated by written notice of either party. The line of credit is available through June 30, 2005. As of September 30, 2004 and June 30, 2004, $0.7 million and $2.1 million, respectively, were outstanding on the line of credit. Repayment is required when a specific receivable is 90 days past due unless replenished by a more current receivable.

In June 2004, we obtained a revolving line of credit up to $1.5 million from Partners for Growth, or PFG, at a monthly interest rate of 1.5% and which was not to exceed the lower of the dollar credit limit or an amount equal to sum of 80% of our eligible current domestic and foreign accounts receivable, 100% of our eligible supported letters of credit, 75% of our eligible purchase orders and 50% of our eligible inventory, respectively. The line of credit was accompanied by warrants to purchase 57,000 common shares. The warrants have an exercise price of $3.60 per share.  We recorded $0.2 million to prepaid expense for the deemed fair value of the warrants. The value of the warrant will be expensed ratably over the term of the line of credit. The line of credit is available through June 3, 2005. As of June 30, 2004, $1.5 million was outstanding on the line of credit.  In September 2004, an additional $2.0 million was made available by PFG to us with principal to be repaid equal to borrowings in excess of $575 thousand from Silicon Valley Bank through September 30, 2004 and repaid in full by October 31, 2004.  In September 2004, we borrowed the additional $2.0 million available under the line of credit, and repaid the additional $2.0 million on November 2, 2004.

Concurrent with the signing of an agreement to amalgamate with a wholly-owned subsidiary of Alvarion in late July 2004, Alvarion provided a $3 million loan facility and lent the full amount available under the loan facility to us.  In October 2004, concurrent with an amendment to the amalgamation agreement, Alvarion made available an additional $5 million under the loan facility, which was lent to us in October and November 2004.  Borrowings under the loan facility bear interest at 6% per annum and are to be collateralized by a third priority security interest subordinate to our currently outstanding debt to financial institutions.  Upon completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be cancelled.  In the event that the amalgamation is not completed, or in the event that the amalgamation agreement is terminated prior to completion of the amalgamation, all principal and accrued interest outstanding under the loan facility will be due and payable on the earlier of the lapse of six months following the grant of the additional loan by Alvarion to us under the loan facility or 30 days following completion of any other acquisition transaction with us.

As of September 30, 2004, we had no transactions, relationships, or other arrangements with an unconsolidated entity that is reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

Summary of Liquidity. We may require additional financing to fund our operations for the remainder of fiscal 2005 and beyond and this financing may not be available.

We may require additional capital to fund our operations during the remainder of fiscal 2005 and beyond. We have had recurring net losses in the past three fiscal years and the first fiscal quarter of 2005. Our management is currently attempting to execute plans intended to increase revenues and margins, and to reduce spending.

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

RISK FACTORS

Our proposed transaction with Alvarion Ltd. may adversely affect our results of operations and the amalgamation may not be completed on a timely basis or at all.

On July 27, 2004, we and Alvarion Ltd. announced that the two companies have entered into a definitive agreement for Alvarion to acquire us for $5.75 per share, subject to, among other conditions, regulatory approval and our shareholders’ affirmative vote. The parties subsequently amended the amalgamation agreement on August 25, 2004 and October 16, 2004. Under the amended amalgamation agreement, Alvarion and Interwave agreed to reduce the purchase price in the amalgamation from $5.75 per share to $4.18 per share.  In addition, the parties agreed that Alvarion would provide additional interim financing to Interwave. For additional information on the amalgamation and the amended amalgamation agreement, please refer to our definitive proxy statement filed with the Securities and Exchange Commission on November 8, 2004.

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

The current market price of our common shares may reflect a market assumption that the amalgamation will be completed.  If the amalgamation is not completed, the price of our shares may decline.  Also, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the amalgamation or there is customer and employee uncertainty surrounding the future direction of our product and service offerings and strategy on a stand-alone basis. We also will be required to pay significant costs incurred in connection with the amalgamation, including legal, accounting and financial advisory fees, whether or not the amalgamation is completed. Moreover, under specified circumstances, we may be required to pay Alvarion a termination fee of approximately $1.96 million in connection with the termination of the amalgamation agreement.

We may require additional financing to fund our operations for the remainder of fiscal 2005 and beyond.

We may require additional capital to fund our operations during the remainder of fiscal 2005 and beyond. We have had recurring net losses in the past three fiscal years and the first quarter of the fiscal year to end June 30, 2005. Our management is currently attempting to execute plans intended to increase revenues and margins, and to reduce spending.

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

As of September 30, 2004, we had an accumulated deficit of $339.9 million. We incurred a net loss of approximately $6.3 million for the fiscal quarter ended September 30, 2004. We may continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the near future. To achieve and sustain profitability and positive cash flow, we will need to generate substantially higher revenues. Our ability to generate future revenues, generate cash flow and achieve profitability will depend on a number of factors, many of which are beyond our control. These factors include:

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

•                                            the limited trading volume of our common shares on the Nasdaq National Market;

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

We must manage our growth successfully in order to achieve our desired results.

As a result of prior acquisitions and international expansion, many of our 158 worldwide employees are based outside of our Mountain View facility. If we are unable to effectively manage our geographically dispersed group of employees, our business will be adversely affected.

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

A small number of customers account for a significant portion of our revenues. Net revenues from significant customers as a percentage of our total revenues are as follows:

	Three Months Ended September 30,
	2004	2003
Revenues
United Nations	22%	—
SafariCom	11%	—
Commercial Facilitators, Ltd	—	45%
Halabcha General Trading	—	12%

Five customers accounted for approximately 51% of our net revenues during the first three months of fiscal 2005 and twelve customers accounted for approximately 86% of our net revenues during the first three months of fiscal 2005.

We expect that the majority of our revenues will continue to depend on sales to a small number of customers.  If any key customers experience a downturn in their business or shift their purchases to our competitors, our revenues and operating results would decline.

We depend primarily on two contract manufacturers to manufacture most of our products.

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

We may experience difficulties in the introduction of new or enhanced products, such as CDMA2000 or other 3G products that could result in significant, unexpected expenses or delays in the launch of new or enhanced products.

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

Our current products are designed to utilize only GSM, an international standard for voice and data communications. There are other competing standards including, CDMA, and TDMA. We offer CDMA2000 products, beginning with 1XRTT products. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, or in the event that CDMA2000 products are not widely adopted, our market opportunity could be significantly limited, which would seriously harm our business.

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

Substantially all of our GSM revenue to date has been derived from systems intended for installation outside of the United States. In addition to regulatory issues, our operations are subject to the following risks and uncertainties:

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

As of November 1, 2004, our executive officers, directors and 5% or greater shareholders and their affiliates owned approximately 4.4 million of our outstanding common shares or approximately 38.6% of our outstanding common shares. Acting together, these shareholders may be able to control all matters requiring approval by our shareholders, including the election of directors.

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

Our Shareholder Rights Plan contains provisions which might cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors.  In connection with our agreement to be acquired by Alvarion, our Board of Directors amended the Shareholder Rights Plan so that our acquisition by Alvarion would not trigger the Shareholder Rights Plan.

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

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our employees for a period of time. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

Through September 30, 2004, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. Moreover, based on our overall currency rate exposures, a near-term 10% appreciation or depreciation of the values of the relevant foreign currencies from the values as of September 30, 2004 would have a $1.0 million impact on the balance sheet, but would have no material impact on our results of operations and cash flows over the next twelve months.

Interest Rates

Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

Our exposure to market risk for changes in interest rates relates primarily to outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes.

A hypothetical 10% change in interest rates from those as of  September30, 2004 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, and subject to and except for the discussion below, Interwave’s Chief Executive Officer and Chief Financial Officer have concluded that Interwave’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by Interwave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during or subsequent to our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the matter noted in the next paragraph.

In connection with its audit for the year ended June 30, 2004, Burr, Pilger & Mayer LLP identified a material weakness in our internal controls over financial reporting.  The identified weakness was that there was not proper review of the manual process of aggregating journal entries and adjusting the consolidated financial statements.  Therefore, the originally published financial statements furnished in a report on Form 8-K did not include a necessary accrual as of June 30, 2004, since corrected by amendment.  We immediately implemented corrective action, including increased manual and system tracking of all entries, and increased detailed review to ensure all entries are included in the financial statements prior to the release of such financial statements.  We believe this matter has been adequately addressed by the corrective action summarized above.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 21, 2001, Interwave and various of its officers and directors were named as defendants in Middleton v. interWAVE Communications International Ltd., et al., Case No. 01-CV-10598, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from Interwave’s January 28, 2000 initial public offering, or IPO, failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of IPO shares. The amended complaint alleges claims against certain underwriters, Interwave and its officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Similar complaints have been filed concerning more than 300 other IPOs and these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2004, we held a special meeting of our shareholders.  The matters voted on at the meeting were to consider and vote upon a proposal to approve the Agreement and Plan of Amalgamation, dated as of July 27, 2004, among Alvarion Ltd., an Israeli company, Alvarion Mobile Inc., a Delaware corporation and a wholly owned subsidiary of Alvarion, and Interwave Communications International Ltd., the amalgamation and the transactions contemplated thereby and to transact such other business as may properly come before the special meeting or any adjournment or postponement thereof.  The votes cast were:

	Votes For	Against	Abstain
Adopt Agreement and Plan of Amalgamation	6,046,505	72,891	9,468

On October 16, 2004, Alvarion and Interwave amended the agreement and plan of amalgamation, dated as of July 27, 2004.   Accordingly, Interwave intends to hold a special meeting of shareholders to consider and vote on the amended agreement and plan of amalgamation.  For additional information on the amalgamation and the amended amalgamation agreement, please refer to our definitive proxy statement filed with the Securities and Exchange Commission on November 8, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2 (1)	Amended and Restated Bye-Laws of the Registrant

3.3 (1)	Memorandum of Association

4.2 (2)	Preferred Share Rights Agreement dated December 2, 2003

10.39 (3)

Amendment to Loan Agreement between Partners for Growth and Interwave Communications, Inc. and our ancillary agreements between Partners for Growth and the Registrant and Interwave Advanced Communications, Inc. and Silicon Valley Bank, each, dated September 10, 2004.

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

(3)   Incorporated by reference to the same numbered exhibit filed with the Registrant's annual report on Form 10-K on October 13, 2004.

(b)         Reports on Form 8-K

On July 28, 2004, the Registrant filed a report on Form 8-K pursuant to Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits,” announcing the signing of a definitive agreement to amalgamate with Alvarion Mobile, Inc., a wholly owned subsidiary of Alvarion, Ltd.

On July 29, 2004, the Registrant filed a report on Form 8-K pursuant to Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits,” whereby the Agreement and Plan of Amalgamation by and among Alvarion Ltd., Alvarion Mobile Inc. and the Registrant dated July 27, 2004 and the Voting Agreement by and among Alvarion Ltd. and other persons identified therein dated as of July 27, 2004, were filed as exhibits.

On August 18, 2004, the Registrant furnished a report on Form 8-K pursuant to Item 12 “Disclosure of Results of Operations and Financial Condition,” announcing its financial results for the fourth fiscal quarter ended June 30, 2004.

On August 30, 2004, the Registrant furnished a report on Form 8-K/A pursuant to Item 2.02 “Disclosure of Results of Operations and Financial Condition,” and Item 9.01 “Financial Statements and Exhibits,” amending its financial results for the fourth fiscal quarter ended June 30, 2004.

On September 22, 2004, the Registrant filed a report on Form 8-K pursuant to Item 1.01 “Entry into a Material Definitive Agreement,” announcing the amendment of the Loan and Security Agreement with Partners for Growth, LLP whereby the amount of the borrowings available under the loan was increased by $2.0 million to $3.5 million pursuant to certain terms contained in the amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: November 15, 2004	Interwave Communications International Ltd.

	By:	/s/ ERWIN F. LEICHTLE
Erwin F. Leichtle
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ CAL R. HOAGLAND
Cal R. Hoagland
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INTERWAVE COMMUNICATIONS INTERNATIONAL LTD.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2 (1)	Amended and Restated Bye-Laws of the Registrant

3.3 (1)	Memorandum of Association

4.2 (2)	Preferred Share Rights Agreement dated December 2, 2003

10.39 (3)

Amendment to Loan Agreement between Partners for Growth and Interwave Communications, Inc. and our ancillary agreements between Partners for Growth and the Registrant and Interwave Advanced Communications, Inc. and Silicon Valley Bank, each, dated September 10, 2004.

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

(3)   Incorporated by reference to the same numbered exhibit filed with the Registrant's annual report on Form 10-K on October 13, 2004.